Form 10-Q
period 2022-06-30
Optimus Healthcare Services, Inc.
filed 2022-08-30
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 333-261849

OPTIMUS HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	65-0181535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Suite 306, Westbury, NY	11590
(Address of principal executive offices)	(Zip Code)

(516) 806-4201

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of August 30, 2022 was 40,286,598.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Any forward-looking statement in this prospectus, in any related prospectus supplement and in any related free writing prospectus reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contain or may contain estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. We obtained the industry and market data in this prospectus from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

ii

ITEM 1. FINANCIAL STATEMENTS

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

FOR THE PERIOD ENDED JUNE 30, 2022

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,211,651	$260,838
Accounts receivable	609,670	474,638
Deposits and prepaid expenses	11,290	10,945
Investment in marketable securities	430,961	1,327,440
Total current assets	2,263,572	2,073,861

Right-of-use asset	372,214	318,717
Property, plant and equipment	9,572	4,516
Intangible assets	1,699,722	1,899,748
Goodwill	3,635,845	2,820,345
Deferred tax asset	-	666,616
Total Assets	$7,980,925	$7,783,803

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable & accrued liabilities	$1,560,714	$1,190,431
Line of credit	144,011	150,079
Notes payable	617	617
Notes payable, related party	25,200	25,200
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	63,429	45,224
Total current liabilities	1,799,275	1,416,855

Operating lease liability, non-current	317,563	279,968
Convertible notes payable, net of discount	2,177,324	663,014
Paycheck protection program loan	9,437	11,482
Total Liabilities	4,303,599	2,371,319

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 and 10,000,001 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	10,001

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 38,974,598 and 26,225,974 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	38,975	26,226
Common stock to be issued	575	-
Additional paid in capital	19,372,322	13,676,762
Accumulated deficit	(15,741,736)	(8,307,686)
Controlling interest	3,678,244	5,413,409
Non-controlling interest	(918)	(925)
Total Stockholders’ Equity	3,677,326	5,412,484
Total Liabilities and Stockholders’ Equity	$7,980,925	$7,783,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$344,157	$288,765	$653,786	$474,926

Cost of sales	68,676	68,633	136,853	105,281

Gross profit	275,481	220,132	516,933	369,645

Operating expenses:
Stock based compensation	1,405,192	459,313	3,886,702	459,313
Personnel expenses	584,775	348,673	1,042,311	621,098
General and administrative expenses	585,550	196,121	1,233,000	239,150
Professional fees	171,684	410,458	358,151	649,876
Total operating expenses	2,747,201	1,414,565	6,520,164	1,969,437

Loss from operations	(2,471,720)	(1,194,433)	(6,003,231)	(1,599,792)

Other income (expense):
Amortization of debt discount	(277,761)	(108,493)	(548,993)	(108,493)
Forgiveness of PPP loan	-		-	-
Interest expense	(68,165)	(21,345)	(118,724)	(23,854)
Net loss from investments	(82,714)	-	(96,479)	-
Interest income	-	-	-	-
Total other income (expense)	(428,640)	(129,838)	(764,196)	(132,347)

Income tax benefit (expense)	(889,625)	-	(666,616)	-

Net loss attributable:
Non-controlling interest	51	65,919	7	-
Common stockholders	(3,790,036)	(1,390,190)	(7,434,050)	(1,732,139)
Net loss	$(3,789,985)	$(1,324,271)	$(7,434,043)	$(1,732,139)

Basic and diluted earnings per share on net loss	$(0.10)	$(0.06)	$(0.20)	$(0.10)

Weighted average shares outstanding - basic and diluted	38,974,598	21,038,115	37,538,640	16,993,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Stock Common		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2021	10,000,001	$10,001	8,105,724	$8,106	26,225,974	$26,226	0	$0	$13,676,762	$(8,307,686)	$(925)	$5,412,484

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Stock based compensation	-	-	-	-	-	-	-	-	2,481,510	-	-	2,481,510

Net loss	-	-	-	-	-	-	-	-		(3,644,014)	(44)	(3,644,058)

Balance March 31, 2022	1,102	$2	8,105,724	$8,106	38,974,598	$38,975	-	$-	$16,623,022	$(11,951,700)	$(969)	$4,717,436

Sale of common stock	-	-	-	-	-	-	375,000	375	374,625	-	-	375,000

Common stock issued with convertible debt	-	-	-	-	-	-	200,000	200	111,647	-	-	111,847

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	857,835	-	-	857,835

Stock based compensation	-	-	-	-	-	-	-	-	1,405,193	-	-	1,405,193

Net loss	-	-	-	-	-	-	-	-	-	(3,790,036)	51	(3,789,985)

Balance June 30, 2022	1,102	$2	8,105,724	$8,106	38,974,598	$38,975	575,000	$575	$19,372,322	$(15,741,736)	$(918)	$3,677,326

The accompanying notes are an integral part of these unaudited consolidated financial statements

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2020	10,000,001	$10,001	8,105,724	$8,106	8,038,115	$8,038	13,000,000	$13,000	$737,137	$(504,153)	$272,129

Shares issued that were committed to be issued in 2020	-	-	-	-	13,000,000	13,000	(13,000,000)	(13,000)	-	-	-

Common stock issued for merger with AdhereRX Corporation, Inc.	-	-	-	-	-	-	2,000,000	2,000	4,558,002	-	4,560,002

Correction to Series A Preferred Stock	(10)	(2)	-	-	-	-	-	-	2	-	-

Net loss	-	-	-	-	-	-	-	-	-	(407,868)	(407,868)

Balance March 31, 2021	9,999,991	9,999	8,105,724	8,106	21,038,115	21,038	2,000,000	2,000	5,295,141	(912,021)	4,424,263

Shares issued that were committed in quarter ended March 31, 2021	-	-	-	-	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-

Sale of common stock	-	-	-	-	-	-	610,000	610	609,390	-	610,000

Stock-based compensation	-	-	-	-	-	-	-	-	459,313	-	459,313

Warrants issued in connection with debt financing	-	-	-	-	-	-	-	-	88,691	-	88,691

Fair value of beneficial conversion feature-	-	-	-	-	-	-	-	-	982,547	-	982,547

Common stock issued in connection with debt financing-	-	-	-	-	-	-	1,727,859	1,728	927,034	-	928,762

Correction to Series A Preferred Stock	10	2	-	-	-	-	-	-	(2)	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,324,271)	(1,324,271)

Balance June 30, 2021	10,000,001	$10,001	8,105,724	$8,106	23,038,115	$23,038	2,337,859	$2,338	$8,362,114	$(2,236,292)	$6,169,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(7,434,043)	$(1,732,139)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	202,716	148
Stock-based compensation	3,886,703	459,313
Net loss from investments	96,479	-
Amortization of debt discount	548,993	108,493
Right-of-use asset	2,303	-
Income tax benefit	666,616	-
Changes in operating assets & liabilities
Accounts receivable	(135,033)	5,802
Deposits & prepaid expenses	(345)	5,404
Accounts payable and accrued liabilities	13,033	(151,480)
Net cash used by operating activities	(2,152,578)	(1,304,459)

Cash Flows from Investing Activities
Cash acquired in business combination	9,000	248,122
Sales of marketable securities	2,203,666	-
Purchase of marketable securities	(1,403,666)	-
Acquisition of fixed assets	(7,496)	(5,087)
Net cash used by investing activities	801,504	243,035

Cash Flows from Financing Activities
Sale of common stock	375,000	610,000
Proceeds from convertible notes payable	1,935,000	2,000,000
Proceeds from PPP loan	-	148,975
Payments on PPP loan	(2,045)	-
Payments on line of credit	(6,068)	(41,154)
Net cash provided by financing activities	2,301,887	2,717,821

Increase in Cash	950,813	1,656,397

Cash at beginning of period	260,838	1,033,513

Cash (and equivalents) at end of period	$1,211,651	$2,689,910

Supplemental Cash Flow Information
Cash paid for interest	$99,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for business combination	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

Optimus Healthcare Services, Inc. (formerly Between Dandelions, Inc., “Optimus”, “Company”) was initially organized under the laws of Florida on February 26, 1990, as Phoenix Management Associates, Inc. Over the ensuing years, the Company made a series of amendments to its Articles of Incorporation relating to authorization of various series of Preferred Shares and made a series of name changes. The current name of Optimus Healthcare Services, Inc. became effective with the State of Florida on January 24, 2021.

The Company is dedicated to: (1) improving patient/physician interactions and outcomes through the acquisition and deployment of telehealth and compliance technologies (TACT); (2) advancing access to clinical trial research; and (3) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, AdhereRx Corporation (d/b/a PainScript), Clinical Research Alliance, Inc. (CRA), and Worker’s Health Rx (d/b/a Vaccinations Rx).

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company, and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from services. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

For services performed by CRA, the Company’s performance obligations are generally met at the point in time the services are rendered.

Adhere Rx, Inc. provides software services primarily to physicians and physician groups through a cloud software as a service (SaaS) platform through which the physicians and physician groups will be billed on a periodic basis for the services. Adhere Rx, Inc. will typically meet its performance obligations over a period of time. Revenues will be recognized ratable over the related contractual term of the service.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Fair Value Measurements and Fair Value of Financial Instruments

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$430,961	—	—	$1,327,440	—	—

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company currently has no derivative liability instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Finite-lived Intangible Assets

Our internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software (“ASC 350-40”). We also capitalize software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis.

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the year ended December 31, 2021, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. On January 14, 2022, the Company granted 296,250 options, on February 3, 2022, the Company granted 55,000 options, on March 10, 2022, the Company granted 505,000 options and on June 30, 2022, the Company granted 378,750 options. For the six months ended June 30, 2022 and 2021, the Company recorded $3,886,702 and $459,313 in stock compensation expense, respectively.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. There were $17,150 and $0 advertising expenses for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. CRA had elected Subchapter S corporation status for income tax purposes. As a result, items of profit and loss were taxed to the shareholders of CRA and no provision was made for federal or state income taxes. Effective upon being acquired by CRAAC on November 25, 2020, the Subchapter S election of CRA was automatically terminated.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with FASB ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Concentration of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At June 30, 2022, the Company had deposits in excess of FDIC insurance totalling $853,870.

4. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on September 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Suite 304, Westbury, New York, 11590.. The following table illustrates the base rent amounts over the term of the lease:

Base
Rent Periods	Rent
September 1, 2020 to August 31, 2021	$5,308
September 1, 2021 to August 31, 2022	$5,448
September 1, 2022 to August 31, 2023	$5,591
September 1, 2023 to August 31, 2024	$5,739
September 1, 2024 to August 31, 2025	$5,891
September 1, 2025 to August 31, 2026	$6,048
September 1, 2026 to August 31, 2027	$6,210

The Company entered into a lease agreement commencing on February 1, 2021 through April 30, 2026, for 1,246 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. The following table illustrates the base rent amounts over the term of the lease:

Base
Rent Periods	Rent
February 1, 2021 to January 1, 2022	$1,721
February 1, 2022 to January 1, 2023	$1,772
February 1, 2023 to January 1, 2024	$1,825
February 1, 2024 to January 12025
February 1, 2025 to April 30, 2026	$1,881

The Company has an equipment lease commencing on January 1, 2021 through December 1, 2023. The contract requires payments of $179 per month.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations.

Right-of-use asset is summarized below:

	June 30,	December 31,
	2022	2021
Office lease	$456,819	$371,832
Equipment lease	5,611	5,611
Less: accumulated amortization	(90,216)	(58,726)
Right-of-use asset, net	$372,214	$318,717

Operating lease liability is summarized below:

	June 30,	December 31,
	2022	2021
Office lease	$377,954	$321,214
Equipment lease	3,038	3,978
Less: current portion	(63,429)	(45,224)
Long term portion	317,563	279,968

Maturity of the lease liability is as follows:

	June 30,	December 31,
	2022	2021
Fiscal year ending December 31, 2022	$44,661	69,094
Fiscal year ending December 31, 2023	91,055	69,834
Fiscal year ending December 31, 2024	91,335	69,477
Fiscal year ending December 31, 2025	93,837	71,323
Fiscal year ending December 31, 2026	88,269	73,223
Fiscal year ending December 31, 2027	49,677	49,677
	458,834	402,628
Present value discount	(77,842)	(77,436)
Lease liability	$380,992	$325,192

5. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2022 and December 31, 2021, the Company had $1,211,651 and $260,838 in cash and $464,297 and $657,006 in working capital at June 30, 2022 and December 31, 2021, respectively.  For the six months ended June 30, 2022 and 2021, the Company had a net loss of $7,434,043 and $1,732,139, respectively. Continued losses may adversely affect the liquidity of the Company in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has operating costs and expenses at the present time for development of its business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities and/or convertible notes. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

6. Reverse merger

Optimus Healthcare Services, Inc.

On December 28, 2020, the Company (Optimus Healthcare Services, Inc – a Florida corporation) acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”) in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. As a result of the transaction, Optimus shareholders acquired approximately 73% of the voting shares in the Company and was reflected as the accounting acquirer in the transaction.

On November 6, 2020, Optimus acquired 51% of Clinical Research Alliance Acquisition Corp. (“CRAAC”) as a founder. On that date, neither entity had any assets or operations.

On November 25, 2020, CRAAC acquired 100% of the outstanding equity interest in in Clinical Research Alliance, Inc. (“CRA”). The Company determined that CRA was the accounting acquirer in the transaction. On September 1, 2021, Optimus exchanged $425,000 of debt it had loaned to CRAAC for 425,000 shares of CRAAC stock. After the exchange Optimus owns 99.88% of CRAAC.

The Series A Preferred Stock votes and is convertible at a rate of 1 preferred share to 1.25 common shares. In connection with the transaction all prior officers and directors of the Company (except Michael Pruitt) resigned and new officers and directors were appointed as officers and directors of the Company. In connection with this transaction, the former CEO agreed to return 5,000,000 shares of common stock.

In connection with this transaction, the Company filed a certificate of amendment to its Articles of Incorporation with the State of Florida changing its name to “Optimus Healthcare Services, Inc.” (January 24, 2021).

The transaction has been accounted for as a reverse merger with Optimus Healthcare Services, Inc. as the accounting acquirer and Between Dandelions, Inc. as the accounting acquiree. The financial reporting will reflect the accounting from the perspective of Optimus (“accounting acquirer”), except for the legal capital, which has been retroactively adjusted to reflect the capital of Between Dandelions (“accounting acquiree”) in accordance with ASC 805-40-45-1. As such, the historical financial information presented are those of CRA as the beneficial accounting acquirer in the above transaction.

7. Business acquisition

AdhereRx

On March 25, 2021, Optimus Health, Inc., a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in AdhereRx Corporation (d/b/a Painscript) (“Painscript”) in exchange for an aggregate of 2,000,000 shares of the Company’s common stock which includes 400,000 shares held in escrow. Per the agreement, the escrow shares are released if Painscript meets the definition of commercialization success and are cancelled if it doesn’t meet the definition of commercialization success. A review of this contingent consideration was made and was determined to be classified as equity because the contingent consideration is a fixed amount of shares. Prior to Closing, the Company made a loan of $150,000 to Painscript, which was converted to an intercompany loan upon closing of the acquisition. At the Closing, the Company made an intercompany loan of $100,000 to Painscript. The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The purchase price allocation is as follows:

Consideration
2,000,000 shares of common stock	$4,560,000
Total consideration	$4,560,000

Fair value of net identifiable assets (liabilities) acquired
Cash	$128,934
Employee advance	15,000
Intangible assets – software development costs	1,901,427
Total fair value of net identifiable assets	$2,045,361

Accounts payable	$74,703
Accrued liabilities	31,003
Loan payable	200,000
Total fair value of net identifiable liabilities	$305,706

Fair value of net identifiable assets (liabilities) acquired	$1,739,655

Goodwill	$2,820,345

VaccinationsRx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“VaccinationsRx”) and Marc Wiener, the sole shareholder, who is also our chief executive officer, pursuant to which we acquired 100% of the outstanding equity interests of VaccinationsRx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price was paid by June 30, 2022.

Vaccinations Rx is a concierge vaccination pharmacy dedicated to simplifying access to vaccines and pharmaceutical products.. It maintains an extensive on-site inventory of common and esoteric vaccines and hyperimmune agents and is able to fulfill vaccination needs on very short notice. For patients, it eliminates the burden of tracking down vaccines that their physician may not carry, and provides vaccinations in the comfort of the patient’s home or office. We partner with providers to ensure patients have access to vaccines they need, while eliminating the burden and cost on providers associated with stocking vaccines. For employers, we come to their place of business and set up immunization points of distribution (PODs) for numerous vaccines, including influenza and COVID-19. This reduces the burden of vaccination by providing a safe environment and it improves employee efficiency. We will be paid cash for our services, but we will help patients seek reimbursement from their insurers.

Consideration
250,000 shares of common stock	$467,500
Notes payable	350,000
Total consideration	$817,500

Fair value of net identifiable assets (liabilities) acquired
Cash	$9,000
Furniture and equipment	0
Capitalized start up costs	0
Intangible assets – website	1,750
Fair value of net identifiable assets (liabilities) acquired	$10,750

Goodwill	$806,750

8. Property, plant and equipment

Property, plant and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$21,060	$11,555
Computer equipment	9,649	3,904
	30,709	15,459
Less: Accumulated depreciation	(21,137)	(10,943)
Property, plant and equipment - net	$9,572	$4,516

Depreciation expense was $690 and none for the six months ended June 30, 2022 and 2021, respectively.

9. Intangible assets

Intangible assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Software development costs	$2,026,245	$2,026,245
Website	3,000	-
Less: Accumulated amortization	(329,523)	(126,497)
Software development costs - net	$1,699,722	$1,899,748

Amortization expense was $202,026 and $0 for the six months ended June 30, 2022 and 2021, respectively.

10. Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments- Equity Securities.  Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of net loss from investments. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominately in shares of large publicly traded securities which are being invested until such time the funds are needed for operations.

The value of these marketable securities at June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Cost	$569,948	$1,350,000
Gross unrealized gain	-	-
Gross unrealized loss	(138,987)	(22,560)
Fair value	$430,961	$1,327,440

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $96,479 in net unrealized losses and has reported these securities as net losses from investments on the statement of operations during the six months ended June 30, 2022. There were realized gains or losses on marketable securities totaling $42,509 and $0 in the six months ended June 30, 2022 and 2021.

11. Line of credit

As of June 30, 2022 and December 31, 2021, the balance of the line of credit was $144,011 and $150,079, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the six months ended June 30, 2022, the Company repaid $6,068 towards the line of credit balance.

12. Notes payable

As of June 30, 2022 and December 31, 2021, the balance of the notes payable was $617. The notes are outlined in the following table:

	June 30,	December 31,
	2022	2021
Notes payable
$2,800, issued March 20, 2013, 10% coupon, due on demand*	$617	$617
$1,500, issued December 31, 2013, 10% coupon, due on demand*	-	-
Total long-term notes payable	$617	$617

*	These notes were acquired in the December 28, 2020 reverse merger.

13. Notes payable, related party

As of June 30, 2022 and December 31, 2021, the balance of the notes payable, related party was $25,200. The notes are outlined in the following table:

	June 30,	December 31,
	2022	2021
Notes payable, related party
$10,000, issued January 5, 2011, no coupon, due on demand	$10,000	$10,000
$15,000, issued October 7, 2016, no coupon, due on demand	15,000	15,000
$10,100, issued December 10, 2020, no coupon, due on demand	200	200
Total long-term notes payable, related party	$25,200	$25,200

14. Paycheck protection program loan

PPP Loans

The Company received loan proceeds in the amount of approximately $145,683 on May 1, 2020. The Company received loan proceeds on the second advance under the PPP in February 2021 totaling $148,975. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The Company was granted forgiveness of $126,546 on the original PPP loan. As a result, the Company recorded a gain on PPP forgiveness in the amount of $126,546 during the year ended December 31, 2020. The unforgiven portion of the PPP loan totaling $19,137 is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months.

As of June 30, 2022, the non-current portion is $9,437 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the six months ended June 30, 2022, the Company repaid $2,045 on the PPP loan.

15. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of June 30, 2022 and December 31, 2021 was $2,177,324 and $663,014, respectively.

May 2021 Financing $2,200,000 Face Value

On May 25, 2021, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2021 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $2,200,000 for an aggregate purchase price of $2 million (collectively, the “May 2021 Notes”). In connection with the issuance of the May 2021 Notes, the Company issued to the May 2021 Investors warrants to purchase an aggregate of 165,000 shares of common stock (collectively, the “Warrants”) and 1,727,859 shares of common stock. The May 2021 Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis. The May 2021 Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends and stock splits.

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.25 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect. The May 2021 Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the May 2021 Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

June 2022 Financing $2,200,000 Face Value

On June 7, 2022, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “June 2022 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $2,200,000 for an aggregate purchase price of $2 million (collectively, the “June 2022 Notes”). In connection with the issuance of the June 2022 Notes, the Company issued to the June 2022 Investors warrants to purchase an aggregate of 1,540,000 shares of common stock (collectively, the “Warrants”) and 200,000 shares of common stock. The June 2022 Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis. The June 2022 Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends and stock splits.

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.25 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect. The June 2022 Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the June 2022 Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

The Company has accounted for the May 2021 Notes and June 2022 Notes as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. There were no embedded instruments which required bifurcation.

We did analyze the detachable Warrants under ASC 480-10 and ASC 815. The Warrants did not fall under the guidance of ASC 480-10. After analyzing the Warrants under ASC 815, it was determined that the Warrants did meet all the requirements for equity classification under guidance of ASC 815-40-25-1 through 6.

For the six months ended June 30, 2022, the Company recorded $112,200 in accrued interest and $581,411 in the amortization of debt discount.

16. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to $2 million shares of the Company common stock at a price of $1 per share. The Company has sold 1,160,000 shares of its common stock through this offering.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 and 10,000,001 shares of Series A Preferred outstanding as of June 30, 2022 and December 31, 2021, respectively. The Series A Preferred has the following designations:

●	Convertible at option of holder with unanimous Board of Directors’ approval.

●	Convertible into 1.25 shares of common stock.

●	Voting: The holders of this series of Preferred are entitled to 1.25 votes per share, and all such holders will vote together as a single class except as otherwise required by applicable law

In connection with the December 28, 2020 merger with Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”), the Company issued 9,998,899 shares of its Series A convertible preferred stock. Simultaneously, the Company cancelled 9,998,889 shares previously held by its former CEO. In January 2022, all but 1,102 of the outstanding Series A Preferred shares were converted into 12,498,624 shares of common stock.

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of June 30, 2022 and December 31, 2021. The Series B Preferred has the following designations:

●	Convertible at option of holder with unanimous Board of Directors’ approval.

●	Convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding.

●	Voting: The holders of this Series of Preferred are entitled to whole number of votes equal to the number of shares of common stock.

Stock options

The Company selected the Black-Scholes-Merton (“BSM”) valuation technique to calculate the grant date fair values for the stock options because it believes that this technique is reflective of all the inputs that market participants would likely consider in transactions involving warrants. The inputs include the strike price, underlying price, term to expiration, volatility, and risk-free interest rate.

Stock option activity for the period ended June 30, 2022 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Term
Options outstanding January 1, 2022	5,297,500	$1.74	$9.43 Years
Options granted	1,235,000	$1.76	$10 Years
Options exercised	0	-	-
Options cancelled	(250,000)	-	-
Options outstanding at June 30, 2022	6,282,500	$1.74	$9.10 Years
Options exercisable at June 30, 2022	1,623,125	$1.69	$9.56 Years

During the six months ended June 30, 2022, the Company recorded $3,886,702 in stock-based compensation expense. At June 30, 2022, there was $7,564,796 in unrecognized costs related to the stock options granted.

Noncontrolling interest

On September 1, 2021, Optimus exchanged $425,000 of debt it had loaned to CRAAC for 425,000 shares of CRAAC stock which increased Optimus’ ownership percentage of CRAAC from 51% to 99.88%.

Changes in the Company’s ownership interests in our less than 100% owned subsidiary during the year ended December 31, 2021 were as follows:

Net Loss Attributable to Optimus Healthcare Services, Inc.

Transfers (to) from the Noncontrolling Interest

Years Ended
December 31, 2021
Net Loss attributable to Optimus Healthcare Services, Inc.	$(7,751,779)
Transfers (to) from the noncontrolling interest
Increase in Optimus Healthcare Services, Inc. ownership interests in CRAAC from 51% to 99.88%	(274,400)
Net transfers from (to) noncontrolling interest	$-
Change from net loss attributable to Optimus Healthcare Services, Inc. and transfers from (to) noncontrolling interest	$(8,026,179)

17. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Note 18 Income taxes

The components of income tax expense (benefit) for the six months ended June 30, 2022 was as follows:

June 30, 2022
Current
Federal	$-
State and local	-
Total current	$-

Deferred
Federal	666,616
State and local	-
Total deferred	$666,616

Total income tax expense (benefit)	$666,616

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended June 30, 2022:

June 30, 2022
U.S. statutory federal income tax rate	21.0%

Stock compensation	(11.72)%
Convertible debt	(1.96)%
Other	2.53%
Income tax (expense) benefit for the period	9.85%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets
Federal net operating loss carryforwards	$1,054,596	$601,151
Lease Liability	80,008	68,290
Accrued Salary	23,940	51,345
Unrealized gains / (loss)	30,257	12,553
Accrued expenses	27,405	-
Charitable contribution carryover	2,206	1,155
PPE net basis change	16,326	-
NQSOs	16,197	-
Total gross deferred tax assets	1,250,935	734,494

Deferred tax liabilities
Property, plant and equipment	$-	$(948)
Right of use Asset	(78,165)	(66,930)
Total gross deferred tax liabilities	(78,165)	(67,878)
Gross deferred tax asset (liabilities)	1,172,770	666,616
Valuation allowance	(1,172,770)	-
Net deferred tax asset (liabilities)	$-	$666,616

Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. NOL’s generated in 2017 and prior may carry forward 20 years. As of June 30, 2022, the Company has $0.193 million of NOL’s generated prior to December 31, 2017 and $4.8 million of NOL’s generated after 2017. The Company’s NOL carryforwards generated prior to December 31, 2017 will begin to expire in the year 2031. Included in the total NOLs discussed above, are $.203 million of NOLs generated by the Company’s 100% owned subsidiary Adhererx Corporation. When the Company acquired Adhererx Corporation in 2020, Adhererx Corporation underwent an ownership change as defined by section 382 of the Internal Revenue Code, and as such the NOL will be subject to annual limitation. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.

19. Subsequent events

Common stock issued

On July 11, 2022, the Company issued 375,000 shares of common stock pursuant to a subscription agreement entered into on June 24, 2022. The shares were categorized in common stock to be issued as of June 30, 2022.

On July 6, 2022, the Company issued 200,000 shares of common stock pursuant to the financing agreement dated June 7, 2022. The shares were categorized in common stock to be issued as of June 30, 2022.

Debt settlement and release

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $362,112 owed.

Subscription agreement

On July 28, 2022, the Company sold 375,000 shares of common stock for $1.00 per share, or $375,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this Quarterly Report on Form 10-Q are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Company,” “Optimus,” or “Optimus Healthcare Services” refer to Optimus Healthcare Services, Inc.., individually, or as the context requires, collectively with its subsidiaries.

Overview

The Company is dedicated to: (1) improving patient/physician interactions and outcomes through the acquisition and deployment of telehealth and compliance technologies (TACT); (2) advancing access to clinical trial research; and (3) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, AdhereRx Corporation (d/b/a “PainScript”), Clinical Research Alliance, Inc. (“CRA”), and Worker’s Health Rx (d/b/a “Vaccinations Rx”).

Our vision for the Company is to continue to grow by acquiring controlling interests in healthcare-related businesses with strong leadership teams, innovative products and services, and proven technologies or processes that expand access to high quality healthcare and improve overall health outcomes and physical well-being. Our goal at Optimus is to empower physicians and patients with the information, guidance and tools needed to make informed health care choices. The Company seeks synergies among its portfolio companies and facilitates access to its management team which has extensive industry experience - including 17 drug or device approvals - and its network of financial and business partners to help finance growth and accelerate business market trajectories.

Clinical Research Alliance

On December 28, 2020, the Company acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”), in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. In connection with the transaction all prior officers and directors of the Company (except director Michael Pruitt) resigned and new officers and directors were appointed as officers and directors of the Company. On November 25, 2020, Clinical Research Alliance Acquisition Corp. (“CRAAC”), an entity 99% owned by Optimus, acquired 100% of the outstanding equity interests in CRA in exchange for 70 shares of its common stock.

CRA provides services to a world-class team of dedicated oncologists across the Tri-State area united by a shared commitment to conduct clinical research. CRA provides independent, community-based oncology practices and hospitals in diverse communities with the necessary infrastructure and support to enroll their patients in cutting edge clinical trials without the patients having to leave their physicians’ offices, hospitals or their local communities.

CRA currently supports a number of community-based physicians and has signed an agreement with its first acute care hospital in New York City. CRA’s current focus is with oncologists in private practice, as well as rural and small hospitals in diverse communities.

CRA contracts with pharmaceutical companies and Contract Research Organizations (“CRO”) to conduct clinical trials (Phases I-IV) for investigational new drugs, biologics and medical devices, and has worked with over 40 pharmaceutical companies since inception. CRA’s customers consist primarily of large and mid-sized pharmaceutical and biotech companies. In the last 12 years, CRA has conducted 180 clinical trials. As CRA was the highest enroller in many of these clinical trials, many of those clinical trials led to FDA approval for the trial compounds used to treat various cancers. Depending on the clinical trial design, CRA invoices the pharmaceutical manufacturer for some or all of the following services: startup fees, diagnostic tests, laboratory tests, patient stipends, pharmacy fees, patient visits, document storage and the reporting of serious adverse events.

CRA also contracts with independent community-based oncology practices and hospitals in diverse communities to assist in the conduct of the clinical trials. CRA’s services to the community-based practices and hospitals in diverse communities include:

(1)	maintaining the documentation necessary for the conduct of the clinical trial;

(2)	obtaining Internal Review Board (“IRB”) approval;

(3)	collecting data required by the trial protocol;

(4)	filing regulatory and compliance related documentation; and

(5)	dispensing drugs necessary to conduct the clinical trial.

Our contracts with the community-based practices and hospitals include specific budgets for particular services rendered. The contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the contract is executed with the balance of the contract fee payable either monthly or in installments upon the achievement of milestones over the study duration. Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Our contracts with our community-based oncology practices and hospitals result in the payment of fees for services rendered to the principal investigator that is conducting a particular clinical trial. The COVID-19 pandemic did not impact any open trials that were ongoing as CRA was able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021.

CRA employs experienced Clinical Research Coordinators that travel to the community-based practices and hospitals for required study visits. Additionally, CRA’s principal investigator for a specific clinical trial is in contact with the oncology practices and hospitals to provide the necessary oversight. Community-based practices and hospitals choose CRA because we provide the opportunity to conduct and conveniently enroll their patients in important clinical trials often unavailable to those community-based practice groups and hospitals. In addition, CRA is committed to increasing clinical trial access to patients from diverse and underserved communities that will better represent the real-world population. Although CRA’s historical focus has been in the area of oncology, in the future we intend to expand our therapeutic reach into gastroenterology, dermatology, cardiology, urology and ophthalmology. The National Institutes of Health estimate that there are currently 126,164 active clinical studies in these therapeutic areas.

The clinical research industry is fragmented, consisting of many small, niche service providers, a number of medium-sized providers and a number of large CROs that are differentiated by the scale of their global operations, breadth of service portfolios and supporting technology infrastructure. Companies like CRA generally compete on the basis of previous product experience, the ability to recruit patients, the depth of therapeutic and scientific expertise, the strength of project teams, price and increasingly on the ability to apply new innovation that can drive significant time and cost savings throughout the development process.

On May 1, 2020, CRA entered into a note agreement for an aggregate principal amount of $146,250 with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “2020 PPP Loan”). On February 19, 2021, CRA entered into a note agreement for an aggregate principal amount of $148,975 with JPMorgan Chase under the CARES Act administered by the SBA (the “2021 PPP Loan” and together with the 2020 PPP Loan, the “PPP Loans”). CRA received total aggregate proceeds of $295,225 under the PPP Loans. In accordance with the requirements of the CARES Act, CRA used proceeds from the PPP Loans primarily for payroll costs. The 2020 PPP Loan was scheduled to mature on May 1, 2021 and the 2021 PPP Loan was scheduled to mature on February 19, 2022, each with a 1% interest rate and subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. $126,545.50 of the 2020 PPP Loan was forgiven on March 26, 2021. The remaining balance of $19,136.50 of the 2020 PPP Loan was not forgiven because an employee was terminated during the period. This amount is due in five years and is being repaid on a monthly basis. The 2021 PPP Loan was fully forgiven on November 3, 2021.

PainScript

On March 25, 2021, Optimus Health, Inc., a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in AdhereRx Corporation (d/b/a PainScript) (“PainScript”) in exchange for an aggregate of 2,000,000 shares of the Company’s common stock, including shares issuable upon satisfaction of certain milestones. On December 28, 2021, we entered into an amendment to the stock acquisition agreement by and among the Company, Optimus Health, AdhereRx Corporation and Daniel Cohen, pursuant to which we agreed to modify the commercial milestones which need to be achieved for the release of 400,000 shares of the Company’s common stock to be equal to: (i) the generation of at least $80,000 in aggregate revenue between December 31, 2021 and March 31, 2022; or (ii) between December 31, 2021 and March 31, 2022, the entry into one or more commercial enterprise contracts that will generate revenue during their term not less than $200,000 from commercial sales of the Chronic Care Management application (a “Commercialization Success”). On April 13, 2022, we entered into a second amendment to the stock acquisition agreement by and among the Company, Optimus Health, AdhereRx Corporation and Daniel Cohen, pursuant to which we agreed that upon a Commercialization Success and the Company’s receipt of revenue in excess of $200,000 from the commercial enterprise contracts entered into in connection with such Commercialization Success or a Change of Control (as defined therein), the Company shall release the 400,000 shares of Company common stock to the PainScript shareholders.

PainScript is a telehealth company that leverages a telehealth and compliance technology (TACT) software-as-a-service platform (SaaS) focused on creating a personalized pathway to support interventions for chronic care patients suffering from opioid and other substance use disorders (SUD), as well as those patients treated for pain management.

According to data released by the Centers for Medicare and Medicaid Services (CMS), there were nearly 52.7 million fee-for-service telehealth visits by Medicare beneficiaries in 2020, up from 840,000 in 2019. Based on information included in an article published by the Substance Abuse and Mental Health Services Administration in 2018, there are approximately 100 million chronic pain patients, of which 23 million are chronic severe pain patients, and approximately 18 - 20 million chronic pain patients currently in treatment. We believe there are approximately 7-10.5 million patients with substance use disorder (SUD), of which approximately 1-2 million are currently in treatment and approximately 43.8 million patients with mental illness, of which 7 - 10 million are currently in treatment.

PainScript’s SaaS platform has been scientifically validated in nine peer-reviewed and published studies, co-funded by the National Institute of Health, or NIH, and/or the National Institute of Mental Health, or NIMH. PainScript’s approach is easily accessible and user-friendly via a digital platform to provide the physician and patients daily, evidence-based clinical queries and telehealth monitoring interventions designed to effectively improve patient compliance with individual care plans, treatment protocols, and medication adherence. Increased compliance with physician prescribed treatments is believed to lead to better health outcomes and a reduction in related healthcare costs. The TACT platform uses daily contact between scheduled physician meetings as clinical evidence demonstrates greater adherence to treatment protocols that, in turn, may lead to an improved health benefit. The TACT platform is designed with a HIPAA compliant “concierge medicine” approach, allowing for real-time doctor-patient interactions, remote monitoring and communication, and a potential early warning of treatment or health related complications.

PainScript began initial commercial operations with a “soft launch” late in 3Q 2021, with commercial product application updates developed simultaneously with commercial installations. Anticipating a 4-6-month sales cycle, PainScript began commercial activities by offering physician practices a 60-90 day “Kickstarter” program to deploy the TACT platform on a limited patient population. Following validation of the initial approach, a traditional enterprise usage relationship based on anticipated practice volume for patients that meet the standard “medically necessary” criteria will be employed. By mid-April of 2022, and while PainScript had enrolled over 960 patients across six different practice groups in nine locations, the market clearly shifted as COVID restrictions relaxed and a general return to normal activities changed practice needs for telehealth.  PainScript responded by adopting new practice approaches and price points for services in 2Q2022, dropped the “Kick Starter” option and began to rebuild customer relationships. With an expanded contract salesforce and a new approach, PainScript has relaunched with nine practice groups representing over 650 patients and a robust pipeline. The sales cycle remains 4-6 months, followed by a 60+ day on-boarding to first patient enrollment. On-boarding is impacted by the time required of Android and Apple store “white labeling” functions and is not a controllable issue by PainScript. Initial practice revenue, priced on a per patient/per month model, begins 30 days post-first patient enrollment.

PainScript derives revenues from the physician practice group based on a “per patient, per month” model. Practices may consider billing for these services to public and private healthcare plans (or payors) for medically necessary usage of the PainScript TACT platform, using existing and closely aligned American Medical Association (AMA) Current Procedural Terminology (CPT) codes. These existing CPT codes may include Digital Evaluation and Management, Remote Patient Monitoring and/or Remote Therapeutic Monitoring. All decisions of what to bill, or if to bill, are made in the professional judgment of the treating physician.

The initial market focus is chronic pain patients under a physician’s direct management, medically assisted treatment facilities for Opioid Use Disorders and related recovery and SUD patients under psychiatric care. An additional area of focus for near term development as a subsequent vertical is bariatric treatment – both physician based and surgical. A Scientific Advisory Board (“SAB”) for bariatric treatment has been recruited and the nascent division is anticipated to operate under the d/b/a of “HealthScript.”

The telehealth market is rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors and new entrants introduce new telehealth services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. We currently face competition from a range of companies, including other specialized software providers that are continuing to grow and enhance their service offerings and develop sophisticated and effective transaction and service platforms. In addition, large, well-financed healthcare providers have in some cases developed their own telehealth services and technologies utilizing their own and third-party platforms and may provide these solutions to their patients.

Vaccinations Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vaccinations Rx (“Vaccinations Rx”) and Marc Wiener, the sole shareholder, who is also our chief executive officer, pursuant to which we acquired 100% of the outstanding equity interests of Vaccinations Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

 Vaccinations Rx is a pharmacy dedicated to simplifying access to vaccines and pharmaceutical products. It maintains an extensive on-site inventory of common and esoteric vaccines and hyperimmune agents and is able to fulfill vaccination needs on very short notice. For patients, it can eliminate the burden of tracking down vaccines that their physician may not carry, and could provide vaccinations in the comfort of the patient’s home or office. For employers, we can go to their place of business and set up immunization points of distribution (“POD”) for numerous vaccines, including influenza and COVID-19. This reduces the burden of vaccination by providing a safe environment and it improves employee efficiency. We will be paid cash for our services, but we will help patients seek reimbursement from their insurers. In addition, Vaccinations Rx is exploring the possibility of providing pharmaceuticals and clinical and consulting services to senior living providers which includes, but is not limited to, skilled nursing facilities, assisted living facilities, memory care centers and group homes.

Recent Developments

On June 7, 2022, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued senior secured convertible notes in an aggregate principal amount of $2.2 million for an aggregate purchase price of $2.0 million (“June 2022 Notes”). In connection with the issuance of the June 2022 Notes, we issued to the investors warrants to purchase an aggregate of 1,540,000 shares of common stock and 200,000 shares of common stock.

The June 2022 Notes each have a term of twenty-four months and mature on June 7, 2024, unless earlier converted. The June 2022 Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on July 1, 2022. The June 2022 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect.

Each warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.25 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

The June 2022 Notes rank pari passu with the senior secured convertible notes issued in a May 2021 financing (the “May 2021 Notes”) and senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company. In addition, some of the Company’s subsidiaries entered into a subsidiary guaranty agreement and guaranteed the obligations owed to investors under the June 2022 Notes.

A Registration Rights Agreement was executed in connection with the issuance of the June 2022 Notes, the warrants and the common stock. If we fail to have it filed with the SEC within 180 days following the date of the financing, or if the Company fails to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the holders of the May 2021 Notes then, in addition to any other rights the holders may have hereunder or under applicable law, until the applicable event of default is cured, liquidated damages equal to an amount in cash, their pro rata portion of $20,000, on the date of such event of default and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter.  If the Company is not 144 eligible and if all the securities included by this Registration Statement and the June 2022 financing are not subject to one or more registration statements declared effective by the Commission within 180 days of the date hereof, the following partial liquidated damages shall apply: (i) if none of the registrable securities are so registered, $40,000 per month; and (ii) if only the registrable securities covered by the May 2021 Registration Rights Agreement are subject to a registration statement declared effective by the Commission within the applicable time period, $20,000 per month, in each case until cured.

On April 13, 2022, we entered into a second amendment to the stock acquisition agreement by and among the Company, Optimus Health, AdhereRx Corporation and Daniel Cohen, pursuant to which we agreed that upon a Commercialization Success and the Company’s receipt of revenue in excess of $200,000 from the commercial enterprise contracts entered into in connection with such Commercialization Success or a Change of Control (as defined therein), the Company shall release the 400,000 shares of Company common stock to the PainScript shareholders.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (d/b/a “Vaccinations Rx”) and Marc Wiener, the sole shareholder, who is also our chief executive officer, pursuant to which we acquired 100% of the outstanding equity interests of Vaccinations Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

On December 17, 2021, the Company filed an amendment to its Amended and Restated Articles of Incorporation amending the voting and conversion rights of the Series A Preferred stock such that each share of Series A preferred stock now converts into 1.25 shares of common stock and votes on an as converted basis.

On November 29, 2021, we entered into a non-binding Letter of Intent to acquire all the outstanding capital stock of Worker’s Health Rx., d/b/a Vaccinations Rx, for 250,000 shares of the Company’s common stock and $350,000 cash.

We entered into a securities purchase agreement dated May 25, 2021, with funds affiliated with Arena Investors LP (“Arena”) pursuant to which we issued convertible notes in an aggregate principal amount of $2.2 million for an aggregate purchase price of $2.0 million (the “Notes”). In connection with the issuance of the Notes, we issued Arena warrants to purchase an aggregate of 165,000 shares of common stock (the “May 2021 Warrants”) and 1,727,859 shares of common stock.

On March 25, 2021, Optimus Health, Inc., a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in AdhereRx Corporation (d/b/a PainScript) (“PainScript”) in exchange for an aggregate of 2,000,000 shares of the Company’s common stock, including shares issuable upon satisfaction of certain milestones.

We filed a Certificate of Amendment with the Florida Secretary of State on January 24, 2021, to reflect that we changed our name from Between Dandelions, Inc. to Optimus Healthcare Services, Inc. In conjunction with the name change, we received approval from the OTCIQ to change our company symbol from “HOPS” to “OHCS.”

On December 28, 2020, the Company acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”) in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. In connection with the transaction all prior officers and directors of the Company (except Michael Pruitt) resigned and new officers and directors were appointed as officers and directors of the Company.

On November 25, 2020, Clinical Research Alliance Acquisition Corp. (“CRAAC”), an entity majority owned by Optimus, acquired 100% of the outstanding equity interests in Clinical Research Alliance, Inc. (“CRA”) in exchange for 70 shares of its common stock.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. The COVID-19 pandemic did not impact any open trials that were ongoing as CRA able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Revenues

Revenues were $344,157 for the three months ended June 30, 2022 and $288,765 for the three months ended June 30, 2021, an increase of $55,392. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues was a result of a rebound to normal operations in 2022 versus the prior period where the lower revenues were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Cost of Sales

Cost of Sales were $68,676 for the three months ended June 30, 2022 and $68,633 for the three months ended June 30, 2021, an increase of $43. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Gross Profit

Gross profit was $275,481 for the three months ended June 30, 2022 and $220,132 for the three months ended June 30, 2021, an increase of $55,349. The increase in gross profit was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Stock based compensation

Stock based compensation was $1,405,192 for the three months ended June 30, 2022 and $459,313 for the three months ended June 30, 2021. Stock based compensation consists of options issued to employees and consultants. .

Personnel Expenses

Personnel expenses were $584,775 for the three months ended June 30, 2022 and $348,673 for the three months ended June 30, 2021, an increase of $236,103. Personnel expenses consist primarily of executive employment agreements and employee salaries and payroll taxes. The increase was a result of a new CEO and other employees for CRA.

General and Administrative Expenses

General and administrative expenses were $585,550 for the three months ended June 30, 2022 and $196,121 for the three months ended June 30, 2021, an increase of $389,429. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses.

Professional Fees

Professional Fees were $171,684 for the three months ended June 30, 2022 and $410,458 for the three months ended June 30, 2022, a decrease of $238,774. Professional Fees consist primarily of legal and accounting fees. The decrease was a result of decreased legal and audit related fees from the prior period where there were added legal costs and auditing fees related to acquired companies.

Loss from Operations

The Company had a loss from operations of $2,471,720 for the three months ended June 30, 2022 and $1,194,433 for the three months ended June 30, 2021, an increase of $1,277,287.

Amortization of Debt Discount

Amortization of Debt Discount was $277,761 for the three months ended June 30, 2022 and $108,493 for the three months ended June 30 2021.  The increase was a result of new convertible debt issued in June 2022.

Interest Expense

Interest expense was $68,165 for the three months ended June 30, 2022 and $21,345 for the three months ended June 30, 2021, an increase of $46,820.  Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in June 2022.

Net Loss from Investments

Net loss from investments was $82,714 for the three months ended June 30, 2022 and nil for the three months ended June 30, 2021.  Net loss from investments consists of realized and unrealized gains from marketable securities purchased in 2021.

Net Loss

Net loss was $3,789,985 for the three months ended June 30, 2022 and $1,324,271 for the three months ended June 30, 2021, an increase of $2,465,714.  The increase was a result of stock-based compensation of $1,405,192.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Revenues

Revenues were $653,786 for the six months ended June 30, 2022 and $474,926 for the six months ended June 30, 2021, an increase of $178,860. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Cost of Sales

Cost of Sales were $136,853 for the six months ended June 30, 2022 and $105,281 for the six months ended June 30, 2021, an increase of $31,572. Cost of Sales consist primarily of outside physician services. The increase in Cost of Sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Gross Profit

Gross profit was $516,933 for the six months ended June 30, 2022 and $369,645 for the six months ended June 30, 2021, an increase of $147,288. The increase in gross profit was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Stock based compensation

Stock based compensation was $3,866,702 for the six months ended June 30, 2022 and $459,313 for the six months ended June 30, 2021. Stock based compensation consists of options issued to employees and consultants.

Personnel Expenses

Personnel expenses were $1,042,311 for the six months ended June 30, 2022 and $621,098 for the six months ended June 30, 2021, an increase of $421,313. Personnel expenses consist primarily of executive employment agreements and employee salaries and payroll taxes. The increase was a result of a new employment agreement with the CEO for CRA and other employees for CRA.

General and Administrative Expenses

General and administrative expenses were $1,233,000 for the six months ended June 30, 2022 and $239,150 for the six months ended June 30, 2021, an increase of $993,850. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses. The increase was a result of added expenses related to the acquisition of Vaccinations Rx.

Professional Fees

Professional Fees were $358,151 for the six months ended June 30, 2022 and $649,876 for the six months ended June 30, 2021, a decrease of $291,725. Professional Fees consist primarily of legal and accounting fees. The decrease was a result of decreased legal and audit related fees from the prior period where there were legal costs and auditing fees related to acquired companies.

Loss from Operations

The Company had a loss from operations of $6,003,231 for the six months ended June 30, 2022 and $1,599,792 for the six months ended June 30, 2021, an increase of $4,403,439.  The increase was a result of added expenses related to new acquisitions as well as stock-based compensation of $3,886,702.

Amortization of Debt Discount

Amortization of Debt Discount was $548,993 for the six months ended June 30, 2022 and $108,493 for the six months ended June 30 2021.  The increase was a result of new convertible debt issued in 2022.

Interest Expense

Interest expense was $118,724 for the six months ended June 30, 2022 and $23,854 for the six months ended June 30, 2021, an increase of $94,870.  Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in 2022.

Net Loss from Investments

Net loss from investments was $96,479 for the six months ended June 30, 2022 and nil for the six months ended June 30, 2021.  Net loss from investments consists of realized and unrealized gains from marketable securities purchased in 2021.

Net Loss

Net loss was $7,434,043 for the six months ended June 30, 2022 and $1,732,139 for the six months ended June 30, 2021, an increase of $5,701,904. The increase was a result of added expenses related to new acquisitions as well as stock-based compensation of $3,886,702.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of the notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of notes on the same terms as the notes issued in May 2021. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates and services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

The independent auditors’ report accompanying our December 31, 2021 and 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $15,741,736 at June 30, 2022. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $8,307,686 for the year ended December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its products and services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2022, we had cash of $1,211,651 and working capital of $464,297. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

During the six months ended June 30, 2022, we had net cash flow used by operating activities of $2,152,578. The cash flow used by operating activities resulted from the net loss for the period, an increase in outstanding receivables, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, and the amortization of debt discounts.

We had net cash flow provided by investing activities of $801,504 for the six months ended June 30, 2022. The cash provided by investing activities was the result of sales and purchases of marketable securities, cash acquired in a business combination and acquisition of fixed assets.

We had net cash flow provided by financing activities of $2,301,887 for the six months ended June 30, 2022. The cash provided by financing activities was primarily the result of proceeds from sale of equity and convertible securities.

As a result of the foregoing, the Company had a net increase in cash of $950,813 during the six months ended June 30, 2022.

On May 1, 2020, the Company entered into a note agreement for an aggregate principal amount of $146,250 with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “2020 PPP Loan”). On February 19, 2021 the Company entered into a note agreement for an aggregate principal amount of $148,975 with JPMorgan Chase under the CARES Act administered by the SBA (the “2021 PPP Loan”). The Company received total aggregate proceeds of $295,225 under the PPP Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the PPP Loan primarily for payroll costs. The 2020 PPP Loan was scheduled to mature on May 1, 2021 and the 2021 PPP Loan was scheduled to mature on February 19, 2022, each with a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. $126,545.50 of the 2020 PPP Loan was forgiven on March 26, 2021. The remaining balance of $19,136.50 of the 2020 PPP Loan was not forgiven because an employee was terminated during the period. This amount is due in five years and is being repaid on a monthly basis. The 2021 PPP Loan was fully forgiven on November 3, 2021.

The impact of COVID-19 on our business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition. For more information see Note 2.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We will need additional funding in the near future to continue our current level of operations and growth.

As of June 30, 2022, we had an accumulated deficit of $15,741,736, and a net loss of $7,434,043. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. As of the date of this prospectus, our working capital needs since our acquisition of Optimus Healthcare Services, Inc., have primarily been funded by securities sold to the Selling Shareholders. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

Aside from continuing these loan transactions, we have not identified any definitive sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

There is substantial doubt about the entity’s ability to continue as a going concern.

The independent auditors’ report accompanying our December 31, 2021 and 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $7,434,043 for the six months ended June 30, 2022 and has incurred losses since inception resulting in an accumulated deficit of $15,741,736 as of June 30, 2022. The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We have a limited operating history and that makes it difficult to assess our future performance with certainty. You should consider our business and prospects in light of the risks and difficulties we may encounter due to our limited operating history. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Furthermore, some of these factors may be outside our control and leave us with no ability to control or reduce the chances that those risks will adversely impact our business.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial, or technological challenges. We only recently acquired or commenced each of the businesses that comprise our three lines of business and have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

Widespread health developments, including the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition, and results of operations.

Our business has been, and may continue to be, impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in locations where we operate or our customers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors, or suppliers. These impacts include, but are not limited to:

●	Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

●	The blanket waivers granted by the Centers for Medicare and Medicaid Services (CMS) for use of telehealth-related Current Procedural Terminology (CPT) codes during the Public Health Emergency (PHE) for COVID-19 may be rescinded when the PHE is terminated. Such termination, if it occurs, may adversely impact physician decisions for, or opportunities to receive, full or partial reimbursement for medically necessary services via the use of the PainScript application.

●	Inability to meet our consumers’ and customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction, or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

●	Failure of third parties on which we rely, including our suppliers, distributors, contract manufacturers, contractors, commercial banks, and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

●	Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

The COVID-19 pandemic did not impact any open trials that were ongoing as CRA able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition, and results of operations.

We are a holding company and our only material assets are its cash in hand, equity interests in its operating subsidiaries and our other investments. As a result, our principal source of revenue and cash flow is distributions from our subsidiaries.

As a holding company, our assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. Our principal source of revenue comes from our subsidiary company operations. Thus, our ability to manage our operations and finance future acquisitions, is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will remain subject to, among other things, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. The inability of our subsidiaries to distribute dividends or other payments to us could limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition, and results of operations. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition, and results of operations.

We have experienced significant historical, and may experience significant future, operating losses, and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating businesses, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our businesses will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financing could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations.

If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.

Our strategy includes effectively deploying capital by acquiring interests in new companies. We may not be able to identify attractive acquisition candidates that fit our strategy. Even if we are able to identify acquisition candidates, we may not be able to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do. The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. Additionally, ongoing weak economic conditions may make it more difficult for us to obtain capital needed to deploy to new and existing partner companies. If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

We will need additional funding in the near future to continue our current level of operations and growth.

We had an accumulated deficit of $15,741,736 and a net loss of $7,434,043 for the six months ended June 30, 2022, respectively. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs since our acquisition of CRA, PainScript and Vaccinations Rx have been primarily funded by securities sold to the Selling Stockholders. We may continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. Aside from continuing these loan transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our Common Stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain through equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Prior to our acquisitions of CRA, PainScript and Vaccinations Rx we had a working capital deficit, and our revenues were not sufficient to fund our anticipated operating needs. We have reported net losses of $7,434,043 for the six months ended June 30, 2022, respectively. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of products. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We believe our acquisitions of CRA and PainScript will increase our profitability and contribute toward funding operating expenses, but we can provide no assurance of this. As a result, if operations are not sufficient to fund our operations going forward, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of our existing holders. The amount of this dilution may be substantial based on our current stock price and could increase if the trading price of our common stock declines at the time of any financing from its current levels. To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the state of the credit and capital markets. Global market and economic conditions have been, and continue to be, disruptive and volatile. The cost of raising money in the debt and equity capital markets for smaller companies like ours has increased substantially while the availability of funds from those markets has diminished significantly. Also, low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our product enhancement and new product development programs. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

Our success is dependent on having the experience to operate our business divisions.

Our success depends substantially on the experience of certain key officers and personnel. Although all of them have substantial experience in relevant areas, there can be no assurance that their prior experience will be beneficial to us. Moreover, our future success depends in part on our ability to retain and attract highly skilled and qualified technical and creative consultants. Competition for such individuals is intense and the availability of such skilled persons is limited in some cases. The loss of services of any of our officers or other key consultants could have a material adverse effect on our business, results of operations, financial condition, and prospects. The loss of any of our key personnel or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

The nature of our business is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of an enterprise like ours are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer and media reviews, industry analyst commentaries, and comparisons to competitive products. As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various larger U.S. and non-U.S. competitors. The adoption of new technology likely will intensify the competition for our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

We may not be successful in developing our new products and services.

The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. Our success will depend partially on our ability to introduce new products, services, and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the limited market acceptance that we have to date established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies, and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.

We cannot accurately predict our future revenues and expenses.

We are currently developing various sources of revenues based on market conditions and the type of products that we are marketing. As such, the amount of revenues we receive from the sale and use of our products will fluctuate and depend upon our customer’s willingness to buy our products. As with any developing enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income/loss for any quarterly period in which material orders are delayed could vary significantly. In addition, our costs and expenses may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, changes in marketing and sales expenditures, and competitive pricing pressures.

The Company depends on the pharmaceutical and biotechnology industries.

The Company’s net revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and telehealth industries in research and development. Accordingly, economic factors and industry trends that affect the Company’s customers in these industries also affect its business. For example, the availability of financing from the capital markets to the biotechnology industry, especially small or non-revenue producing companies, can have a material impact on their ability to fund development of their compounds. In addition, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, the Company’s customers may spend less, or reduce their growth in spending on research and development.

The majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice.

Most of our contracts may be terminated by the customer upon 30 to 90 days’ notice. As a result, contract terminations, delays and reductions in scope occur regularly in the normal course of our business. The delay, loss or reduction in scope of a large contract or multiple smaller contracts could result in under-utilization of our personnel, a decline in revenue and profitability and adjustments to our backlog, any or all of which could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Further, we believe the risk of termination or delay of multiple contracts may be higher where we have strategic partnership arrangements with biopharmaceutical companies and a large backlog of work for those companies.

If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

We expect to derive a significant portion of our revenues from renewal of existing customer contracts and sales of additional services to existing customers. Factors that may affect our ability to sell additional solutions and services include, but are not limited to, the following:

●	the price, performance and functionality of our solutions;

●	the availability, price, performance and functionality of competing solutions;

●	our ability to develop and sell complementary solutions and services;

●	the stability, performance and security of our products;

●	changes in healthcare laws, regulations or trends; and

●	the business environment and strategic priorities of our customers.

We typically enter into annual or multi-year contracts with our customers. These contracts generally have stated initial terms between one to three years. Most of our customers have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from us, our revenues may decline, or our future revenue growth may be constrained.

Our business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

Our success is dependent upon our continued ability to maintain a network of established, board-certified physicians and other provider specialists. Fulfilling our clinical and customer service obligations requires a robust supply of physicians. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would harm our business and ability to grow and would adversely affect our results of operations. In any particular market, these providers could demand higher payments or take other actions that could result in higher costs, less attractive service for our customers or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with these providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our customer base, higher costs, healthcare provider network disruptions, less attractive service for our customers and/or difficulty in meeting regulatory or accreditation requirements, any of which could harm our business.

If the Company is unable to attract patients, investigators, nurses and other medical professionals its business may suffer.

The recruitment of patients is essential to the Company’s business. The Company’s business could be adversely affected if the Company is unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. It is possible that the marketing methods the Company has chosen to employ may prove ineffective due to patient preferences or other factors. If the Company is unable to engage and enroll sufficient patients or engage investigators and other medical professionals in clinical trials, the Company may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to the Company. These considerations might result in the Company’s being unable to successfully achieve its projected development timelines, or potentially even lead the Company to consider the termination of development of a product.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. The pool of qualified personnel with experience working in the healthcare market is limited overall and the competition to hire them is intense. As such, we may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, financial condition and results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly competitive industries, limiting their ability to gain or maintain their positions in their respective industries.

We expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all, or that the terms of our existing financing arrangements will not limit our ability to do so. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a diversified holding company that owns interests in a number of different businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing, and support personnel. If we were to lose the services of one or more of our key executive officers or other key engineering, manufacturing, operations, sales, marketing, and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our directors may encounter conflicts of interest involving us and other entities with which they may be affiliated, including matters that involve corporate opportunities.

Some of our directors are, and any future directors may be, affiliated with other entities that may be complementary, competitive, or potentially competitive to the Company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquiror. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Mr. Wiener, our CEO, owned Vaccinations Rx prior to its acquisition by the Company. The commercial terms of the acquisition agreement that we entered into with Vaccinations Rx were not negotiated on behalf of the Company by persons consisting solely of disinterested directors. Notwithstanding the foregoing, we have no basis for believing that the terms of such agreement is not in the best interests of our stockholders. Nonetheless, no assurance can be given that any stockholder will not claim in a lawsuit that such terms in fact are not in the best interests of the Company and its stockholders, that the directors and officers of the Company breached their fiduciary duties in connection with such agreements and that any disclosures by us to our stockholders regarding this Agreement and the relationship between the parties did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our products and our business.

Future acquisitions or strategic investments may not be successful and may harm our operating results.

Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

●	The assumption of unknown liabilities, including employee obligations. Although we normally conduct extensive legal and accounting due diligence in connection with our acquisitions, there are many liabilities that cannot be discovered, and which liabilities could be material.

●	We may become subject to significant expenses related to bringing the financial, accounting, and internal control procedures of the acquired business into compliance with U.S. GAAP financial accounting standards and the Sarbanes Oxley Act of 2002.

●	Our operating results could be impaired as a result of restructuring or impairment charges related to amortization expenses associated with intangible assets.

●	We could experience significant difficulties in successfully integrating any acquired operations, technologies, customers’ products, and businesses with our existing operations.

●	Future acquisitions could divert substantial capital and our management’s attention.

●	We may not be able to hire the key employees necessary to manage or staff the acquired enterprise operations.

Our executive officers and directors beneficially own approximately 17.5% of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring shareholder approval.

As of July 20, 2022, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 17.5% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our Common Stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

There may be an adverse effect on the value and liquidity of our common stock due to the disparate voting rights of our common stock, series A preferred stock and our series B preferred stock.

We currently have three classes of stock outstanding, common stock, series A preferred stock and series B preferred stock. Holders of our common stock and series B preferred stock are entitled to one vote per share while holders of our series A preferred stock are entitled to 1.25 votes per share, and all such holders will vote together as a single class except as otherwise required by applicable law. Each share of series A preferred stock is convertible into 1.25 shares of common stock and one share of series B preferred stock shall be convertible into 1/20 of a share of common stock. In addition, if we issue additional shares of common stock and/ or preferred stock in the future, there will be further dilution to investors or potential future purchasers of our common stock. See “Description of Capital Stock” for a description of our common stock, series A preferred stock and series B preferred stock and the rights associated with them.

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

Subsequent to consummation of any acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

The nature of our business is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of a Company like ours is generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer and media reviews, industry analyst commentaries, and comparisons to competitive products. As with any relatively new Company operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various competitors. The adoption of new technology likely will intensify the competition for our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

We may not be successful in developing our new products and services.

The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the limited market acceptance that we have to date established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.

We cannot accurately predict our future revenues and expenses.

We are currently developing various sources of revenues based on market conditions and the type of products that we are selling. As such, the amount of revenues we receive from the sale and use of our products will fluctuate and depend upon our customer’s willingness to buy our products. As with any developing company operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income/loss for any quarterly period in which material orders are delayed could vary significantly. In addition, our costs and expenses may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, changes in marketing and sales expenditures, and competitive pricing pressures.

The U.S. healthcare industry is subject to political, economic and/or regulatory influences and changes, such as healthcare reform, all of which could adversely affect both our customers’ business and our business.

The U.S. healthcare industry is subject to changing political, economic and regulatory influences that could significantly affect the drug development process, R&D costs and the pricing and reimbursement for pharmaceutical products.

Governments have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. In recent years, the U.S. Congress enacted healthcare reform legislation that expanded health insurance coverage and imposed healthcare industry cost containment measures. More recently, as a result of the 2020 U.S. presidential and congressional elections, there are renewed and reinvigorated calls for health insurance reform, which could cause significant uncertainty in the U.S. healthcare market. At this point, it is uncertain as to what changes, new legislation or regulations will be adopted or how any such changes, new legislation or regulations would impact our business. If cost-containment efforts limit our customers’ profitability, they may decrease R&D spending, which could decrease the demand for our services and materially adversely affect our growth prospects. Likewise, if a simplified or more relaxed drug approval process is adopted, the demand for our services may decrease or could increase depending on the sector affected.

The U.S. Congress has also considered and might adopt other legislation that could put downward pressure on the prices that companies can charge for prescription drugs. In addition, government bodies may have adopted or are considering the adoption of healthcare reform to control the increasing cost of healthcare. For example, under the previous presidential administration, the Centers for Medicare and Medicaid Services issued an interim final rule in November 2020 announcing a most favored nation drug pricing model aimed at certain drug prices. The model was challenged in several U.S. courts and has not been implemented. It is uncertain whether the current presidential administration will defend this new model or take similar measures. Cost-containment measures, whether instituted by healthcare providers or imposed by governments or through new government regulations or executive orders, could result in greater selectivity in the number of pharmaceutical products available for purchase, resulting in third-party payers potentially challenging the price and cost-effectiveness of certain pharmaceutical products. In addition, in many major markets outside the U.S., pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely hurt our business.

In addition to healthcare reform proposals, the expansion of managed care organizations, which focus on reducing healthcare costs by limiting expenditures on pharmaceutical products and medical devices, could result in biopharmaceutical and medical device companies spending less on R&D, which could decrease the demand for our services. If this were to occur, we would have fewer business opportunities and our revenues could decrease, potentially materially.

Government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations from the FDA’s Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for conducting clinical trials of drug and biologic product candidates, FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct and fund clinical trials for new medicines, which could reduce the demand for our services.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S., especially given the recent change in the U.S. presidential administration. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business may be harmed.

We did not receive full forgiveness of our PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible or could adversely affect our reputation and our business, financial condition, results of operations and prospects.

On May 1, 2020, CRA entered into a note agreement for an aggregate principal amount of $146,250 with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “2020 PPP Loan”). On February 19, 2021 CRA entered into a note agreement for an aggregate principal amount of $148,975 with JPMorgan Chase under the CARES Act administered by the SBA (the “2021 PPP Loan” and together with the 2020 PPP Loan, the “PPP Loans”).The Company received total aggregate proceeds of $295,225 under the PPP Loans. In accordance with the requirements of the CARES Act, CRA used proceeds from the PPP Loans primarily for payroll costs. The 2020 PPP Loan was scheduled to mature on May 1, 2021 and the 2021 PPP Loan was scheduled to mature on February 19, 2022, each with a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. $126,545.50 of the 2020 PPP Loan was forgiven on March 26, 2021. The remaining balance of $19,136.50 of the 2020 PPP Loan was not forgiven because an employee was terminated during the period. This amount is due in five years and is being repaid on a monthly basis. The 2021 PPP Loan was fully forgiven on November 3, 2021.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, as amended by the Flexibility Act. The certification described above does not contain any objective criteria and is subject to interpretation. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy, particularly with respect to large or public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loans, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans in their entirety. In addition, receipt of the PPP Loans may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loans. Any of these events could have a material adverse effect on our business, results of operations, financial condition and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2022, the Company issued an aggregate of 12,498,624 shares of its Common Stock upon conversion of the series A preferred stock.

In January 2022, the Company issued an option to purchase an aggregate of 55,000 shares of its Common Stock.

In January 2022, the Company issued 250,000 shares of its Common Stock to Marc Weiner, our CEO, in connection with the acquisition of Vaccinations Rx.

On June 7, 2022, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “June 2022 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $2,200,000 for an aggregate purchase price of $2 million (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued to the June 2022 Investors warrants to purchase an aggregate of 1,540,000 shares of Common Stock (collectively, the “Warrants”) and 200,000 shares of common stock.

During the quarter ended June 30, 2022, the Company sold 375,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $375,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: August 30, 2022	By:	/s/ Marc Wiener
Marc Wiener Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2022	By:	/s/ Cliff Saffron
Cliff Saffron Chief Financial Officer (Principal Financial and Accounting Officer)