Form 10-Q
period 2022-09-30
Optimus Healthcare Services, Inc.
filed 2022-11-10
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41210

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common shares outstanding as of November 8, 2022 was 40,286,598.

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

Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

ITEM 1. FINANCIAL STATEMENTS

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	$680,876	$260,838
Accounts receivable	602,875	474,638
Deposits and prepaid expenses	27,026	10,945
Investment in marketable securities	369,850	1,327,440
Total current assets	1,680,627	2,073,861

Right-of-use asset	356,056	318,717
Property, plant and equipment	30,320	4,516
Intangible assets	1,702,812	1,899,748
Goodwill	3,635,845	2,820,345
Deferred tax asset	-	666,616
Total Assets	$7,405,660	$7,783,803

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable & accrued liabilities	$1,587,778	$1,190,431
Line of credit	141,816	150,079
Notes payable	617	617
Notes payable, related party	200	25,200
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	65,219	45,224
Total current liabilities	1,800,934	1,416,855

Operating lease liability, non-current	300,636	279,968
Convertible notes payable, net of discount	2,468,643	663,014
Paycheck protection program loan	7,796	11,482
Total Liabilities	4,578,009	2,371,319

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 and 10,000,001 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	10,001

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 40,286,598 and 26,225,974 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	40,287	26,226
Additional paid in capital	21,612,197	13,676,762
Accumulated deficit	(18,831,946)	(8,307,686)
Controlling interest	2,828,646	5,413,409
Non-controlling interest	(995)	(925)
Total Stockholders’ Equity	2,827,651	5,412,484
Total Liabilities and Stockholders’ Equity	$7,405,660	$7,783,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$347,159	$148,259	$1,000,945	$623,185

Cost of sales	65,020	39,760	201,873	145,041

Gross profit	282,139	108,499	799,072	478,144

Operating expenses:
Stock based compensation	1,304,512	2,308,044	5,191,214	2,767,357
Personnel expenses	715,028	368,162	1,757,339	989,260
General and administrative expenses	517,636	154,747	1,750,636	636,120
Professional fees	114,276	83,948	472,427	491,601
Total operating expenses	2,651,452	2,914,901	9,171,616	4,884,338

Loss from operations	(2,369,313)	(2,806,402)	(8,372,544)	(4,406,194)

Other income (expense):
Amortization of debt discount	(291,318)	(277,261)	(840,311)	(385,754)
Interest expense	(104,291)	(77,866)	(223,015)	(101,720)
Loss on extinguishment of debt & accounts payable	(264,261)	-	(264,261)	-
Net loss from investments	(61,111)	(19,474)	(157,590)	(19,474)
Interest income	7	15,000	7	15,000
Total other income (expense)	(720,974)	(359,601)	(1,485,170)	(491,948)

Income tax benefit (expense)	-	-	(666,616)	-

Net loss attributable:
Non-controlling interest	(77)	13,716	(70)	(143,820)
Common stockholders	(3,090,210)	(3,179,719)	(10,524,260)	(4,754,322)
Net loss	$(3,090,287)	$(3,166,003)	$(10,524,330)	$(4,898,142)

Basic and diluted earnings per share on net loss	$(0.08)	$(0.14)	$(0.27)	$(0.29)

Weighted average shares outstanding - basic and diluted	40,173,220	22,638,115	38,425,341	16,993,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

UNAUDITED

	Series A		Series B		Common		Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Stock		to be Issued		Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2021	10,000,001	$10,001	8,105,724	$8,106	26,225,974	$26,226	-	$-	$13,676,762	$(8,307,686)	$(925)	$5,412,484

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Stock based compensation	-	-	-	-	-	-	-	-	2,481,510	-	-	2,481,510

Net loss	-	-	-	-	-	-	-	-	-	(3,644,014)	(44)	(3,644,058)

Balance March 31, 2022	1,102	2	8,105,724	8,106	38,974,598	38,975	-	-	16,623,022	(11,951,700)	(969)	4,717,436

Sale of common stock	-	-	-	-	-	-	375,000	375	374,625	-	-	375,000

Common stock issued with convertible debt	-	-	-	-	-	-	200,000	200	111,647	-	-	111,847

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	857,835	-	-	857,835

Stock based compensation	-	-	-	-	-	-	-	-	1,405,193	-	-	1,405,193

Net loss	-	-	-	-	-	-	-	-	-	(3,790,036)	51	(3,789,985)

Balance June 30, 2022	1,102	2	8,105,724	8,106	38,974,598	38,975	575,000	575	19,372,322	(15,741,736)	(918)	3,677,326

Sale of common stock	-	-	-	-	375,000	375	-	-	374,625	-	-	375,000

Issuance of common stock previously in common stock to be issued	-	-	-	-	575,000	575	(575,000)	(575)	-	-	-	-

Stock issued to satisfy debt and accounts payable	-	-	-	-	362,000	362	-	-	560,738	-	-	561,100

Stock based compensation	-	-	-	-	-	-	-	-	1,304,512	-	-	1,304,512

Net loss	-	-	-	-	-	-	-	-	-	(3,090,210)	(77)	(3,090,287)

Balance September 30, 2022	1,102	$2	8,105,724	$8,106	40,286,598	$40,287	-	$-	$21,612,197	$(18,831,946)	$(995)	$2,827,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Series A		Series B		Common		Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Stock		to be Issued		Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2020	10,000,001	$10,001	8,105,724	$8,106	8,038,115	$8,038	13,000,000	$13,000	$961,728	$(281,507)	$(275,013)	$444,353

Issuance of common stock previously in common stock to be issued					13,000,000	13,000	(13,000,000)	(13,000)				-

Sale of common stock					1,160,000	1,160			1,158,840			1,160,000

Issuance of common stock for acquisition of AdHere Rx Corporation					2,000,000	2,000			4,558,000			4,560,000

Common stock issued with convertible debt					1,727,859	1,728			927,034			928,762

Stock-based compensation									2,767,357			2,767,357

Warrants issued with convertible debt									88,691			88,691

Fair value of beneficial conversion feature									982,547			982,547

Reduction in non-controlling interest (ownership change from 49% to 0.12%)									-	(274,400)	274,400	-

Net loss										(4,897,830)	(312)	(4,898,142)

Balance September 30, 2021	10,000,001	$10,001	8,105,724	$8,106	25,925,974	$25,926	-	$-	$11,444,197	$(5,453,737)	$(925)	$6,033,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(10,524,330)	$(4,898,142)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	200,766	347
Stock-based compensation	5,191,214	2,767,357
Interest income	-	(15,000)
Net loss from investments	157,590	-
Loss on extinguishment of debt & accounts payable	264,261	-
Amortization of debt discount	840,311	385,754
Right-of-use asset	3,324	-
Income tax benefit	666,616	-
Changes in operating assets & liabilities		-
Accounts receivable	(128,238)	32,619
Deposits & prepaid expenses	(16,081)	(58,961)
Accounts payable and accrued liabilities	311,938	(177,702)
Net cash used by operating activities	(3,032,629)	(1,963,728)

Cash Flows from Investing Activities
Cash acquired in business combination	9,000	82,157
Cash issued for notes receivable	-	(350,000)
Sales of marketable securities	2,203,666	-
Purchase of marketable securities	(1,403,666)	-
Acquisition of fixed assets	(29,384)	(5,061)
Net cash used by investing activities	779,616	(272,904)

Cash Flows from Financing Activities
Sale of common stock	750,000	1,160,000
Proceeds from convertible notes payable	1,935,000	2,000,000
Proceeds from PPP loan	-	148,975
Payments on PPP loan	(3,686)	-
Payments on line of credit	(8,263)	(43,712)
Net cash provided by financing activities	2,673,051	3,265,263

Increase in Cash	420,038	1,028,631

Cash at beginning of period	260,838	1,041,890

Cash (and equivalents) at end of period	$680,876	$2,070,521

Supplemental Cash Flow Information
Cash paid for interest	$99,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for business combination	$-	$-

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

The Company is dedicated to: (1) improving patient/physician interactions and outcomes through the acquisition and deployment of telehealth and compliance technologies (TACT); (2) advancing access to clinical trial research; and (3) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, AdhereRx Corporation (d/b/a PainScript), Clinical Research Alliance, Inc. (CRA), and Worker’s Health Rx (d/b/a Vitality Rx).

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from services. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$369,850	—	—	$1,327,440	—	—

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

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. On January 14, 2022, the Company granted 296,250 options, on February 3, 2022, the Company granted 55,000 options, on March 10, 2022, the Company granted 505,000 options and on June 30, 2022, the Company granted 378,750 options. For the nine months ended September 30, 2022 and 2021, the Company recorded $5,191,214 and $2,767,357 in stock compensation expense, respectively.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on April 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. There were $17,150 and $0 advertising expenses for the nine months ended September 30, 2022 and 2021, respectively.

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

3. Concentration of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At September 30, 2022 and December 31, 2021, the Company had deposits in excess of FDIC insurance totaling $252,979 and $0..

4. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on September 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Suite 304, Westbury, New York, 11590. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:

	September 30,	December 31,
	2022	2021
Office lease	$456,819	$371,832
Equipment lease	5,611	5,611
Less: accumulated amortization	(106,374)	(58,726)
Right-of-use asset, net	$356,056	$318,717

Operating lease liability is summarized below:

	September 30,	December 31,
	2022	2021
Office lease	$363,300	$321,214
Equipment lease	2,555	3,978
Less: current portion	(65,219)	(45,224)
Long term portion	300,636	279,968

Maturity of the lease liability is as follows:

	September 30,	December 31,
	2022	2021
Fiscal year ending December 31, 2022	$21,938	69,094
Fiscal year ending December 31, 2023	88,907	69,834
Fiscal year ending December 31, 2024	91,335	69,477
Fiscal year ending December 31, 2025	93,837	71,323
Fiscal year ending December 31, 2026	88,269	73,223
Fiscal year ending December 31, 2027	49,677	49,677
	433,963	402,628
Present value discount	(68,108)	(77,436)
Lease liability	$365,855	$325,192

5. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2022 and December 31, 2021, the Company had $680,876 and $260,838 in cash and $120,307 in working capital deficit and $657,006 in working capital at September 30, 2022 and December 31, 2021, respectively.  For the nine months ended September 30, 2022 and 2021, the Company had a net loss of $10,524,330 and $4,898,142, respectively. Continued losses may adversely affect the liquidity of the Company in the future.

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

The Series A Preferred Stock votes and is convertible at a rate of 1 preferred share to 1.25 common shares. In connection with the transaction all prior officers and directors of the Company (except Michael Pruitt, who recently resigned as a director resigned and new officers and directors were appointed as officers and directors of the Company. In connection with this transaction, the former CEO agreed to return 5,000,000 shares of common stock.

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

VitailityRx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“VitalityRx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of VitalityRx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price was paid by September 30, 2022.

Vitality Rx is dedicated to serving the pharmacy needs of clients and patients, community based or residing in Long-Term Care facilities, in a timely and caring manner. It will maintain an extensive on-site inventory of brand and generic medications and common and esoteric vaccines and hyperimmune agents.

Consideration
250,000 shares of common stock	$467,500
Notes payable	350,000
Total consideration	$817,500

Fair value of net identifiable assets (liabilities) acquired
Cash	$9,000
Furniture and equipment	0
Capitalized start up costs	0
Intangible assets – website	1,750
Fair value of net identifiable assets (liabilities) acquired	$10,750

Goodwill	$806,750

8. Property, plant and equipment

Property, plant and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$28,540	$11,555
Computer equipment	23,896	3,904
	52,436	15,459
Less: Accumulated depreciation	(22,116)	(10,943)
Property, plant and equipment - net	$30,320	$4,516

Depreciation expense was $1,668 and none for the nine months ended September 30, 2022 and 2021, respectively.

9. Intangible assets

Intangible assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Software development costs	$2,026,245	$2,026,245
Website	3,000	-
Less: Accumulated amortization	(326,433)	(126,497)
Software development costs - net	$1,702,812	$1,899,748

Amortization expense was $199,098 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

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

The value of these marketable securities at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Cost	$527,440	$1,350,000
Gross unrealized gain	-	-
Gross unrealized loss	(157,590)	(22,560)
Fair value	$369,850	$1,327,440

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $157,590 in net unrealized losses and has reported these securities as net losses from investments on the statement of operations during the nine months ended September 30, 2022. There were no realized gains or losses on marketable securities in the nine months ended September 30, 2021.

11. Line of credit

As of September 30, 2022 and December 31, 2021, the balance of the line of credit was $141,816 and $150,079, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the nine months ended September 30, 2022, the Company repaid $8,263 towards the line of credit balance.

12. Notes payable

As of September 30, 2022 and December 31, 2021, the balance of the notes payable was $617. The notes are outlined in the following table:

	September 30,	December 31,
	2022	2021
Notes payable
$2,800, issued March 20, 2013, 10% coupon, due on demand*	$617	$617
$1,500, issued December 31, 2013, 10% coupon, due on demand*	-	-
Total long-term notes payable	$617	$617

*	These notes were acquired in the December 28, 2020 reverse merger.

13. Notes payable, related party

As of September 30, 2022 and December 31, 2021, the balance of the notes payable, related party was $200 and $25,200. The notes are outlined in the following table:

	September 30,	December 31,
	2022	2021
Notes payable, related party
$10,000, issued January 5, 2011, no coupon, due on demand	$-	$10,000
$15,000, issued October 7, 2016, no coupon, due on demand	-	15,000
$10,100, issued December 10, 2020, no coupon, due on demand	200	200
Total long-term notes payable, related party	$200	$25,200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $271,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $264,261.

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

As of September 30, 2022, the non-current portion is $7,796 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the nine months ended September 30, 2022, the Company repaid $3,686 on the PPP loan.

15. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of September 30, 2022 and December 31, 2021 was $2,468,643 and $663,014, respectively.

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

For the nine months ended September 30, 2022, the Company recorded $223,015 in interest and $840,311 in the amortization of debt discount.

16. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 2,200,000 shares of its common stock through this offering.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 and 10,000,001 shares of Series A Preferred outstanding as of September 30, 2022 and December 31, 2021, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of September 30, 2022 and December 31, 2021. The Series B Preferred has the following designations:

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

Stock option activity for the period ended September 30, 2022 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Term
Options outstanding January 1, 2022	5,297,500	$1.74	9.43 Years
Options granted	1,235,000	$1.76	10 Years
Options exercised	0	-	-
Options cancelled	(250,000)	-	-
Options outstanding at September 30, 2022	6,282,500	$1.74	8.85 Years
Options exercisable at September 30, 2022	1,735,625	$1.70	8.85 Years

During the nine months ended September 30, 2022, the Company recorded $5,191,214 in stock-based compensation expense. At September 30, 2022, there was $6,271,971 in unrecognized costs related to the stock options granted.

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

17. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Note 18 Income taxes

The components of income tax expense (benefit) for the nine months ended September 30, 2022 was as follows:

September 30, 2022
Current
Federal	$-
State and local	-
Total current	$-

Deferred
Federal	666,616
State and local	-
Total deferred	$666,616

Total income tax expense (benefit)	$666,616

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended September 30, 2022:

September 30, 2022
U.S. statutory federal income tax rate	21.0%

Stock compensation	(12.87)%
Convertible debt	(1.96)%
Other	0.59%
Income tax (expense) benefit for the period	6.76%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021 are as follows:

Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. NOL’s generated in 2017 and prior may carry forward 20 years. As of September 30, 2022, the Company has $0.193 million of NOL’s generated prior to December 31, 2017 and $4.8 million of NOL’s generated after 2017. The Company’s NOL carryforwards generated prior to December 31, 2017 will begin to expire in the year 2031. Included in the total NOLs discussed above, are $.203 million of NOLs generated by the Company’s 100% owned subsidiary Adhererx Corporation. When the Company acquired Adhererx Corporation in 2020, Adhererx Corporation underwent an ownership change as defined by section 382 of the Internal Revenue Code, and as such the NOL will be subject to annual limitation. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.

	September 30,	December 31,
	2022	2021
Deferred tax assets
Federal net operating loss carryforwards	$1,241,174	$601,151
State net operating loss carryforwards	286,874	-
Lease Liability	95,616	68,290
Accrued Salary	39,888	51,345
Unrealized gains / (loss)	52,198	12,553
Accrued expenses	-	-
Charitable contribution carryover	6,826	1,155
NQSOs	40,547	-
Total gross deferred tax assets	1,763,123	734,494

Deferred tax liabilities
Property, plant and equipment	$(382,911)	$(948)
Right of use Asset	(93,055)	(66,930)
Total gross deferred tax liabilities	(475,966)	(67,878)
Gross deferred tax asset (liabilities)	1,287,157	666,616
Valuation allowance	(1,287,157)	-
Net deferred tax asset (liabilities)	$-	$666,616

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

Overview

The Company is dedicated to: (1) improving patient/physician interactions and outcomes through the acquisition and deployment of telehealth and compliance technologies (TACT); (2) advancing access to clinical trial research; and (3) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, AdhereRx Corporation (d/b/a “PainScript”), Clinical Research Alliance, Inc. (“CRA”), and Worker’s Health Rx (d/b/a “Vitality Rx”).

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

Clinical Research Alliance

On December 28, 2020, the Company acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”), in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. In connection with the transaction all prior officers and directors of the Company (except Michael Pruitt who recently resigned as a director) resigned and new officers and directors were appointed as officers and directors of the Company. On November 25, 2020, Clinical Research Alliance Acquisition Corp. (“CRAAC”), an entity 99% owned by Optimus, acquired 100% of the outstanding equity interests in CRA in exchange for 70 shares of its common stock.

CRA provides services to a world-class team of dedicated oncologists across the Tri-State area that are united by a shared commitment to conduct clinical research. CRA provides independent, community-based oncology practices and hospitals in diverse communities with the necessary infrastructure and support to enroll their patients in cutting edge clinical trials without the patients having to leave their physicians’ offices, hospitals or local communities.

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

PainScript began initial commercial operations with a “soft launch” late in 3Q 2021, with commercial product application updates developed simultaneously with commercial installations. Anticipating a 4-6-month sales cycle, PainScript began commercial activities by offering physician practices a 60-90 day “Kickstarter” program to deploy the TACT platform on a limited patient population. Following validation of the initial approach, a traditional enterprise usage relationship based on anticipated practice volume for patients that meet the standard “medically necessary” criteria will be employed. By mid-April of 2022, and while PainScript had enrolled over 960 patients across six different practice groups in nine locations, the market clearly shifted as COVID restrictions relaxed and a general return to normal activities changed practice needs for telehealth.  PainScript responded by adopting new practice approaches and price points for services in 2Q2022, dropped the “Kick Starter” option and began to rebuild customer relationships. With a contract salesforce and a new approach, PainScript has relaunched with nine practice groups representing approximately 650 patients. The sales cycle remains 4-6 months, followed by a 60+ day on-boarding to first patient enrollment. On-boarding is impacted by the time required of Android and Apple store “white labeling” functions and is not a controllable issue by PainScript. Initial practice revenue, priced on a per patient/per month model, begins 30 days post-first patient enrollment.

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

Vitality Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President , pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

Vitality Rx is a pharmacy dedicated to serving the pharmacy needs of clients and patients, community based or residing in Long-Term Care facilities, in a timely and caring manner. The pharmacy maintains an extensive on-site inventory of brand and generic medications and common and esoteric vaccines and hyperimmune agents In addition, Vitality Rx is exploring the possibility of providing pharmaceuticals and clinical and consulting services to senior living providers which includes, but is not limited to, skilled nursing facilities, assisted living facilities, memory care centers and group homes.

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

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (d/b/a “Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

On December 17, 2021, the Company filed an amendment to its Amended and Restated Articles of Incorporation amending the voting and conversion rights of the Series A Preferred stock such that each share of Series A preferred stock now converts into 1.25 shares of common stock and votes on an as converted basis.

On November 29, 2021, we entered into a non-binding Letter of Intent to acquire all the outstanding capital stock of Worker’s Health Rx., d/b/a Vitality Rx, for 250,000 shares of the Company’s common stock and $350,000 cash.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Revenues

Revenues were $347,159 for the three months ended September 30, 2022 and $148,259 for the three months ended September 30, 2021, an increase of $198,900. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues was a result of a rebound to normal operations in 2022 versus the prior period where the lower revenues were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Cost of Sales

Cost of Sales were $65,020 for the three months ended September 30, 2022 and $39,760 for the three months ended September 30, 2021, an increase of $25,260. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Gross Profit

Gross profit was $282,139 for the three months ended September 30, 2022 and $108,499 for the three months ended September 30, 2021, an increase of $173,640. The increase in gross profit was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Stock based compensation

Stock based compensation was $1,304,512 for the three months ended September 30, 2022 and $2,308,044 for the three months ended September 30, 2021. Stock based compensation consists of options issued to employees and consultants.

Personnel Expenses

Personnel expenses were $715,028 for the three months ended September 30, 2022 and $368,162 for the three months ended September 30, 2021, an increase of $346,866. Personnel expenses consist primarily of executive employment agreements and employee salaries and payroll taxes. The increase was a result of a new CEO and other employees for CRA.

General and Administrative Expenses

General and administrative expenses were $517,636 for the three months ended September 30, 2022 and $154,747 for the three months ended September 30, 2021, an increase of $362,889. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses.

Professional Fees

Professional Fees were $114,276 for the three months ended September 30, 2022 and $83,948 for the three months ended September 30, 2021, an increase of $30,328. Professional Fees consist primarily of legal and accounting fees. The increase was a result of increased legal fees.

Loss from Operations

The Company had a loss from operations of $2,369,313 for the three months ended September 30, 2022 and $2,806,402 for the three months ended September 30, 2021, an increase of $432,089.

Amortization of Debt Discount

Amortization of Debt Discount was $291,318 for the three months ended September 30, 2022 and $277,261 for the three months ended September 30 2021.  The increase was a result of new convertible debt issued in June 2022.

Interest Expense

Interest expense was $104,291 for the three months ended September 30, 2022 and $77,866 for the three months ended September 30, 2021, an increase of $26,425.  Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in June 2022.

Loss on extinguishment of debt & accounts payable

The Company recorded a loss on extinguishment of debt & accounts payable in the amount of $264,261 for the three months ended September 30, 2022.

Net Loss from Investments

Net loss from investments was $61,111 for the three months ended September 30, 2022 and $19,474 for the three months ended September 30, 2021.  Net loss from investments consists of realized and unrealized gains from marketable securities purchased in 2021.

Net Loss

Net loss attributable to common shareholders was $3,090,287 for the three months ended September 30, 2022 and $3,179,719 for the three months ended September 30, 2021, a decrease of $89,432.

Comparison of the Nine months Ended September 30, 2022 and September 30, 2021

Revenues

Revenues were $1,000,945 for the nine months ended September 30, 2022 and $623,185 for the nine months ended September 30, 2021, an increase of $377,760. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues was a result of a rebound to normal operations in 2022 versus the prior period where the lower revenues were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Cost of Sales

Cost of Sales were $201,873 for the nine months ended September 30, 2022 and $145,041 for the nine months ended September 30, 2021, an increase of $56,832. Cost of Sales consist primarily of outside physician services. The increase in Cost of Sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Gross Profit

Gross profit was $799,072 for the nine months ended September 30, 2022 and $478,144 for the nine months ended September 30, 2021, an increase of $320,928. The increase in gross profit was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Stock based compensation

Stock based compensation was $5,191,214 for the nine months ended September 30, 2022 and $2,767,357 for the nine months ended September 30, 2021. Stock based compensation consists of options issued to employees and consultants.

Personnel Expenses

Personnel expenses were $1,757,339 for the nine months ended September 30, 2022 and $989,260 for the nine months ended September 30, 2021, an increase of $768,079. Personnel expenses consist primarily of executive employment agreements and employee salaries and payroll taxes. The increase was a result of a new employment agreement with the CEO for CRA and other employees for CRA.

General and Administrative Expenses

General and administrative expenses were $1,750,636 for the nine months ended September 30, 2022 and $636,120 for the nine months ended September 30, 2021, an increase of $1,114,516. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses. The increase was a result of added expenses related to the acquisition of Vitality Rx.

Professional Fees

Professional Fees were $472,427 for the nine months ended September 30, 2022 and $491,601 for the nine months ended September 30, 2021, a decrease of $19,174. Professional Fees consist primarily of legal and accounting fees. The decrease was a result of decreased legal and audit related fees from the prior period where there were legal costs and auditing fees related to acquired companies.

Loss from Operations

The Company had a loss from operations of $8,372,544 for the nine months ended September 30, 2022 and $4,406,194 for the nine months ended September 30, 2021, an increase of $3,966,350.  The increase was a result of added expenses related to new acquisitions as well as stock-based compensation of $5,191,214.

Amortization of Debt Discount

Amortization of Debt Discount was $840,311 for the nine months ended September 30, 2022 and $385,754 for the nine months ended September 30 2021.  The increase was a result of new convertible debt issued in 2022.

Interest Expense

Interest expense was $223,015 for the nine months ended September 30, 2022 and $101,720 for the nine months ended September 30, 2021, an increase of $121,295.  Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in 2022.

Loss on extinguishment of debt & accounts payable

The Company recorded a loss on extinguishment of debt & accounts payable in the amount of $264,261 for the nine months ended September 30, 2022.

Net Loss from Investments

Net loss from investments was $157,590 for the nine months ended September 30, 2022 and $19,474 for the nine months ended September 30, 2021.  Net loss from investments consists of realized and unrealized gains from marketable securities purchased in 2021.

Net Loss

Net loss attributable to common shareholders was $10,524,260 for the nine months ended September 30, 2022 and $4,754,322 for the nine months ended September 30, 2021, an increase of $5,560,555. The increase was a result of added expenses related to new acquisitions as well as stock-based compensation of $5,191,214.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of notes on the same terms as the notes issued in May 2021. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates and services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next nine months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

The independent auditors’ report accompanying our December 31, 2021 and 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $18,831,946 at September 30, 2022. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $8,307,686 for the year ended December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its products and services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2022, we had cash of $680,876 and negative working capital of $120,307. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

During the nine months ended September 30, 2022, we had net cash flow used by operating activities of $3,032,629. The cash flow used by operating activities resulted from the net loss for the period, an increase in outstanding receivables, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, and the amortization of debt discounts.

We had net cash flow provided by investing activities of $779,616 for the nine months ended September 30, 2022. The cash provided by investing activities was the result of sales and purchases of marketable securities, cash acquired in a business combination and acquisition of fixed assets.

We had net cash flow provided by financing activities of $2,673,051 for the nine months ended September 30, 2022. The cash provided by financing activities was primarily the result of proceeds from sale of equity and convertible securities.

As a result of the foregoing, the Company had a net increase in cash of $420,038 during the nine months ended September 30, 2022. On May 1, 2020, the Company entered into a note agreement for an aggregate principal amount of $146,250 with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “2020 PPP Loan”). On February 19, 2021 the Company entered into a note agreement for an aggregate principal amount of $148,975 with JPMorgan Chase under the CARES Act administered by the SBA (the “2021 PPP Loan”). The Company received total aggregate proceeds of $295,225 under the PPP Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the PPP Loan primarily for payroll costs. The 2020 PPP Loan was scheduled to mature on May 1, 2021 and the 2021 PPP Loan was scheduled to mature on February 19, 2022, each with a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. $126,545.50 of the 2020 PPP Loan was forgiven on March 26, 2021. The remaining balance of $19,136.50 of the 2020 PPP Loan was not forgiven because an employee was terminated during the period. This amount is due in five years and is being repaid on a monthly basis. The 2021 PPP Loan was fully forgiven on November 3, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2022, the Company issued an aggregate of 12,498,624 shares of its Common Stock upon conversion of the series A preferred stock.

In January 2022, the Company issued an option to purchase an aggregate of 55,000 shares of its Common Stock.

In January 2022, the Company issued 250,000 shares of its Common Stock to Marc Weiner, our President, in connection with the acquisition of Vitality Rx.

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

During the quarter ended September 30, 2022, the Company sold 375,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $375,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: November 10, 2022	By:	/s/ John Sganga
John Sganga Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Cliff Saffron
Cliff Saffron Chief Financial Officer (Principal Financial and Accounting Officer)