Form 10-K
period 2022-12-31
Optimus Healthcare Services, Inc.
filed 2023-03-31
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 333-261849

OPTIMUS HEALTHCARE SERVICES, INC.

(Exact name of registrant as specified in charter)

Florida	65-0181535
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1400 Old Country Road, Suite 306, Westbury, NY	11590
(Address of principal executive offices)	(Zip code)

(516) 806-4201

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $21,167,000 based upon the closing price of the registrant’s common stock of $1.55 on OTC Pink maintained by the OTC Markets Group, Inc. as of that date.

Number of common shares outstanding as of March 24, 2023 was 40,167,598.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contain or may contain estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. We obtained the industry and market data in this Annual Report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

ii

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

An investment in our common shares involves a high degree of risk. You should carefully consider the risks summarized below. The risks are more fully discussed in the “Risk Factors” section of this Annual Report on Form 10-K beginning on page 9.

●	We will need additional funding in the near future to continue our current level of operations and growth.

●	There is substantial doubt about our ability to continue as a going concern.

●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	We are a holding company and our only material assets are its cash in hand, equity interests in its operating subsidiaries and our other investments. As a result, our principal source of revenue and cash flow is distributions from our subsidiaries.

●	We have experienced significant historical, and may experience significant future, operating losses, and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

●	Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

●	The majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice.

●	Our business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians, hospitals, and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

●	An Active trading market for our common stock may not develop, and you may not be able to sell your common stock at or above the initial public offering price.

●	We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

●	Our majority shareholders, executive officers and directors beneficially own approximately 57.8% of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring shareholder approval.

●

There has been a limited public market for our common stock, and we do not know whether one will develop to provide you adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

●	Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

●	We do not currently or for the foreseeable future intend to pay dividends on our common stock.

●	We became subject to the reporting requirements with the Securities and Exchange Commission in July 2022. Until such time as we satisfy the requirements under Rule 144(i), there may not be liquidity in our common stock.

iii

PART I

Throughout this Annual Report on Form 10-K, unless otherwise noted, the terms “Company,” “Optimus,” “we,” “us,” and “our” refer to Optimus Healthcare Services, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

The Company is dedicated to: (1) advancing access to clinical trial research; and (2) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, Clinical Research Alliance, Inc. (“CRA”), and Worker’s Health Rx (d/b/a “Vitality Rx”).

Our vision for the Company is to continue to grow by acquiring controlling interests in healthcare-related businesses with strong leadership teams, innovative products and services, and proven technologies or processes that expand access to high quality healthcare and improve overall health outcomes and physical well-being. Our goal at Optimus is to empower physicians and patients with the information, guidance and tools needed to make informed health care choices. The Company seeks synergies among its portfolio companies and facilitates access to its management team which has extensive industry experience and its network of financial and business partners to help finance growth and accelerate business market trajectories.

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

CRA currently supports a number of community-based practices and has signed an agreement with its first acute care hospital in Brooklyn, NY. CRA’s current focus is on oncology practices, as well as hospitals in diverse communities.

CRA contracts with pharmaceutical companies and Contract Research Organizations (“CRO”) to conduct clinical trials (Phases I-IV) for investigational new drugs, biologics and medical devices, and has worked with over 40 pharmaceutical companies since inception. CRA’s customers consist primarily of large and mid-sized pharmaceutical and biotech companies. In the last 12 years, CRA has helped conduct approximately 180 clinical trials. As CRA was the highest enroller in many of these clinical trials, many of those clinical trials led to FDA approval for the trial compounds used to treat various cancers. Depending on the clinical trial design, CRA invoices the pharmaceutical manufacturer for some or all of the following services: startup fees, diagnostic tests, laboratory tests, patient stipends, pharmacy fees, patient visits, document storage and the reporting of serious adverse events.

CRA also contracts with community-based oncology practices and hospitals in diverse communities to assist in the conduct of clinical trials. CRA’s services to the community-based oncology practices and hospitals in diverse communities include:

(1)	maintaining the documentation necessary for the conduct of the clinical trial;

(2)	obtaining Internal Review Board (“IRB”) approval;

(3)	collecting data required by the clinical trial protocol;

(4)	filing regulatory and compliance related documentation; and

(5)	dispensing drugs necessary to conduct the clinical trial.

Our contracts with the community-based oncology practices and hospitals include specific budgets for particular services rendered. The contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In most cases, a portion of the contract fee is paid at the time the contract is executed with the balance of the contract fee payable either monthly or in installments upon the achievement of milestones over the clinical trial duration. Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Our contracts with our community-based oncology practices and hospitals result in the payment of fees for services rendered to the principal investigator that is conducting a particular clinical trial. The COVID-19 pandemic did not impact any open trials that were ongoing as CRA was able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021. The number of oncology trials rebounded in 2022.

CRA employs experienced Clinical Research Coordinators that travel to the community-based oncology practices and hospitals for required study visits. Additionally, CRA’s principal investigator for a specific clinical trial is in contact with the oncology practices and hospitals to provide the necessary oversight. Community-based oncology practices and hospitals choose CRA because we provide the opportunity to conduct and conveniently enroll their patients in important clinical trials often unavailable to those community-based practices and hospitals. In addition, CRA is committed to increasing clinical trial access to patients from diverse and underserved communities that will better represent the real-world population. Although CRA’s historical focus has been in the area of oncology, in the future we intend to expand our therapeutic reach into other therapeutic areas, including possibly gastroenterology, dermatology, cardiology, urology and ophthalmology. The National Institutes of Health estimate that there are currently 126,164 active clinical studies in these therapeutic areas.

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

PainScript

On March 25, 2021, Optimus Health, Inc. (“Optimus Health”), a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in AdhereRx Corporation (d/b/a PainScript) (“PainScript”) in exchange for an aggregate of 2,000,000 shares of the Company’s common stock, including shares issuable upon satisfaction of certain milestones. On December 28, 2021, we entered into an amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript and Daniel Cohen, pursuant to which we agreed to modify the commercial milestones which needed to be achieved for the release of 400,000 shares of the Company’s common stock to be equal to: (i) the generation of at least $80,000 in aggregate revenue between December 31, 2021 and March 31, 2022; or (ii) between December 31, 2021 and March 31, 2022, the entry into one or more commercial enterprise contracts that will generate revenue during their term not less than $200,000 from commercial sales of the Chronic Care Management application (a “Commercialization Success”). On April 13, 2022, we entered into a second amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript and Daniel Cohen, pursuant to which we agreed that upon a Commercialization Success and the Company’s receipt of revenue in excess of $200,000 from the commercial enterprise contracts entered into in connection with such Commercialization Success or a Change of Control (as defined therein), the Company shall release the 400,000 shares of Company common stock to the PainScript shareholders.

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities.

Vitality Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

Vitality Rx is an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Assisted Living and Independent Living facilities throughout the tristate area.  The pharmacy anticipates maintaining an inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing intravenous immunoglobulin (“IVIG”) to physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  This offering is in a preliminary stage as a business plan is being constructed.

Government Regulation

Our operations are subject to comprehensive United States federal, state and local regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period.

Regulation of Drugs and Biologics

The development, testing, manufacturing, labeling, storage, approval, promotion, marketing, distribution and post-approval monitoring and reporting of pharmaceutical, biological and medical device products are subject to rigorous regulation by numerous governmental authorities in the United States at the federal, state and local level, including the United States Food and Drug Administration (“FDA”). These regulations apply to our customers and are generally applicable to us when we are providing services to our customers, either as a result of their direct applicability, through a transfer of regulatory obligations from our customers, or as a consequence of acting as local legal representative on behalf of our customers in a particular country or countries. Consequently, we must comply with all relevant laws and regulations in the conduct of our clinical research services. The following discussion describes the role of the FDA in the clinical drug development process in the United States. Clinical trials conducted outside the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations might not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protections of patient safety and privacy and the control of study pharmaceuticals, medical devices or other materials. FDA laws and regulations may apply to clinical studies conducted outside the United States if, for example, such studies are conducted under an investigational new drug application (“IND”) or offered as support for an IND. However, some regions and countries do not allow for clinical trials to be conducted under foreign country legislation. Therefore, the FDA may waive certain requirements such as the institutional review board (“IRB”) requirements for a foreign institutional review board/independent ethics committee (“IRB/IEC”) that operates in accordance with Good Clinical Practice (“GCP”) but may not meet may not meet all the IRB requirements contained in Title 21 Part 56 of the United States Code of Federal Regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an investigational new drug application (“IND”) with the United States Food and Drug Administration (“FDA”). The IND must include information about pre-clinical tests, manufacturing and control data, and a study protocol for the proposed clinical trial of the drug in humans. If the FDA does not object in writing within 30 days after filing, the IND becomes effective and the clinical trial may begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND. Similarly, the development of new medical devices in the United States requires an investigational device exemption application (“IDE”), unless exempt, prior to conducting human clinical trials. For therapeutic and diagnostic products that combine drugs, devices, and/or biological products, these are considered combination products. The FDA will make a determination based on the prior mode of action as to which FDA center will take the lead on the review. Nonetheless, due to the nature of combination products, there can still be differences in regulatory pathways for each component. These differences can impact regulatory processes for all aspects of product development and management, including pre-clinical tests, clinical studies, manufacturing and control data as well as adverse event reporting.

The study protocol must also be reviewed and approved by an institutional review board (“IRB”) for each principal investigator’s site in which a study is proposed to be conducted and each IRB may impose additional requirements on the conduct of the study in its institution. IRB have the authority to review, approve and monitor clinical trials, and clinical trials are subject to oversight by IRB. The industry standard for the conduct of clinical trials is embodied in the FDA’s regulations for IRB, investigators and sponsor/monitors, which regulations collectively are termed Good Clinical Practice (“GCP”) by industry. GCP requirements address, among other things, IRBs, qualified investigators, informed consent, recordkeeping and reporting. Regulatory authorities enforce GCP requirements through periodic inspections, and violations of GCP requirements could result in enforcement actions including the issuance of warning letters, civil penalties, product recalls, criminal prosecutions or debarment from involvement in the submission of New Drug Applications/Biologics License Applications (“NDAs” and “BLAs,” respectively). Our global standard operating procedures are written in accordance with all applicable FDA and GCP requirements. This enables our work to be conducted locally to standards that meet all currently applicable regulatory requirements. We must also maintain records and documentation in compliance with applicable regulatory requirements for each study for auditing by the customer and regulatory authorities.

If a clinical trial is not conducted in accordance with regulatory requirements, the applicable regulatory agency may require that a clinical trial be modified, suspended or terminated, and we or our customers may be subject to a variety of sanctions. For example, violations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning or untitled letter, suspension or termination of a clinical study, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications. IRBs may also suspend or terminate research not conducted in accordance with IRB requirements or that has been associated with unexpected serious harm to subjects.

After receiving IRB approval, clinical trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases (Phases I, II and III), which may overlap or be combined, although the FDA may require, or sponsors may voluntarily conduct, a fourth phase of clinical trials (Phase IV) as a condition of approval or to obtain additional data on the product under investigation, respectively. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic product. NDAs/BLAs are comprehensive filings that include, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured, additional stability data and proposed labeling.

Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth is unclear and subject to differing interpretation.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician owned professional associations and professional corporations to provide access to our platform and services to them and their patients. We have entered into management services contracts that outline the nature of our relationships with them, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee splitting laws and rules vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients for “designated health services” such as laboratory and radiology services that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $172,137 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $104,330 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of more than $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs.

State Fraud and Abuse Laws

Several states in which we operate have also adopted or may adopt similar fraud, whistleblower and false claims laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by Medicaid programs and any third-party payer, including commercial insurers or to any payer, including to funds paid out of pocket by a patient. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. AMG, our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via our telehealth platform. As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $59,552 per violation, not to exceed approximately $1.8 million for violations of the same standard in a single calendar year (as of 2020, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards. Our management responsibilities to AMG include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Intellectual Property

We do not own patents, copyrights or trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in several jurisdictions. Instead, we rely on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. These licenses are standard licenses for common, easily replaceable commercial infrastructure. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Employees

As of December 31, 2022 and March 24, 2023, the Company, CRA and Vitality Rx had 17 and 19 employees, respectively and 12 consultants at both dates. As business activities require and capital resources permit, we will hire additional employees and consultants to fulfill the Company’s needs. None of our employees were subject to a collective bargaining agreement. We generally consider our employee relations to be good.

Corporate History and Information

We were incorporated in the state of Florida on February 26, 1990, under the name “Phoenix Management Associates, Inc.” On December 11, 1997, we changed our name to “Americas Senior Financial Services, Inc.,” on August 25, 2003, we changed our name to “Amstar Financial Services, Inc.,” on June 2, 2009, we changed our name to “Remodel Auction, Inc.,” on December 7, 2011, we changed our name to “North Carolina Natural Energy, Inc.,” on January 8, 2014, we changed our name to “Appalachian Mountain Brewery, Inc.,” and finally, on November 29, 2018, we changed our name to “Between Dandelions, Inc.” As of January 24, 2021, our name has been further changed to “Optimus Healthcare Services, Inc.”

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid.

On March 25, 2021, Optimus Health, a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in PainScript in exchange for an aggregate of 2,000,000 shares of the Company’s common stock, including 400,000 shares that would be issuable upon satisfaction of certain revenue milestones for achieving certain sales by December 31, 2021. Prior to Closing, the Company made a loan of $150,000 to PainScript, which was converted to an intercompany loan upon closing of the acquisition. At the Closing, the Company made an intercompany loan of $100,000 to PainScript. On December 28, 2021, we entered into an amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript and Daniel Cohen, pursuant to which we agreed to modify the commercial milestones which needed to be achieved for the release of the 400,000 shares to be equal to (i) the generation of at least $80,000 in aggregate revenue between December 31, 2021 and March 31, 2022 or (ii) between December 31, 2021 and March 31, 2022, the entry into one or more commercial enterprise contracts that will generate revenue during their term not less than $200,000 from commercial sales of the Chronic Care Management application.

On December 28, 2020, the Company acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”) in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. In connection with the transaction all prior officers and directors of the Company (except Michael Pruitt) resigned and new officers and directors were appointed as officers and directors of the Company. In connection with this transaction, the Company filed a certificate of amendment to its Articles of Incorporation changing its name to “Optimus Healthcare Services, Inc.” The certificate of amendment became effective with the State of Florida on January 24, 2021.

On November 25, 2020, Clinical Research Alliance Acquisition Corp. (“CRAAC”), an entity majority owned by Optimus, acquired 100% of the outstanding equity interests in Clinical Research Alliance, Inc. (“CRA”) in exchange for 70 shares of its common stock.

Our principal executive offices are located at 1400 Old Country Road, Suite 306, Westbury, NY 11590 and our telephone number is (516) 806-4201. We maintain a website at www.Optimushealthcare.com. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this Annual Report on Form 10-K and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K in deciding whether to purchase our securities.

Available Information

We intend to make available during the fiscal year ended December 31, 2023 our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

We will need additional funding in the near future to continue our current level of operations and growth.

As of December 31, 2022, we had an accumulated deficit of $19,032,561, and a net loss of $10,725,183. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. As of December 31, 2022, our working capital needs since our acquisition of Optimus Healthcare Services, Inc., have primarily been funded by the issuance of our equity and/or debt securities. As of December 31, 2022, we had cash of $751,017 and marketable securities of $144,199. During January 2023 we raised an additional $675,000 in cash through the sale of our Common Stock. As of December 31, 2022, we had convertible debt outstanding of $4.4 million, of which $2.2 million matures on May 25, 2024 and June 7, 2024, respectively. During 2022 and prior, we have obtained funding from the sale of our securities or from strategic transactions in order to fund our current level of operations, and during 2023 we will continue to need to raise additional funds.

Aside from continuing the sale of our Common Stock and additional loan transactions, we have not identified any definitive sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our Common Stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the Company held by our existing security holders.

There is substantial doubt about the entity’s ability to continue as a going concern.

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $10,725,183 for the fiscal year ended December 31, 2022 and has incurred losses since inception resulting in an accumulated deficit of $19,032,561 as of December 31, 2022. The Company anticipates further losses in the development of its business.

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

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial, or technological challenges. We only recently acquired or commenced each of the businesses that comprise our two lines of business and have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

Widespread health developments, including the global COVID-19 pandemic, could materially and adversely affect our business, financial condition, and results of operations.

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

In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition, and results of operations.

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

We had an accumulated deficit of $19,032,561 and a net loss of $10,725,183 for the fiscal year ended December 31, 2022, respectively. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs since our acquisition of CRA and Vitality Rx have been primarily funded by the sale of our Common Stock and convertible debt financings. We may continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. Aside from continuing these sales of our Common Stock and convertible debt financings, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our Common Stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain through equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Prior to our acquisitions of CRA, PainScript and Vitality Rx we had a working capital deficit, and our revenues were not sufficient to fund our anticipated operating needs. We have reported net losses of $10,725,183 and $7,752,091 for the fiscal years ended December 31, 2022 and 2021, respectively. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of products. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in the Company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We believe our acquisitions of CRA and Vitality Rx will reduce our operating losses and contribute toward funding operating expenses, but we can provide no assurance of this. As a result, if operations are not sufficient to fund our operations going forward, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of our existing holders. The amount of this dilution may be substantial based on our current stock price and could increase if the trading price of our common stock declines at the time of any financing from its current levels. To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

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

The Company’s net revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect the Company’s customers in these industries also affect its business. For example, the availability of financing from the capital markets to the biotechnology industry, especially small or non-revenue producing companies, can have a material impact on their ability to fund development of their compounds. In addition, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, the Company’s customers may spend less, or reduce their growth in spending on research and development.

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

We typically enter into annual or multi-year contracts with our customers. These contracts generally have stated initial terms between one to five years. Most of our customers have no obligation to renew their contracts after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from us, our revenues may decline, or our future revenue growth may be constrained.

Our business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and hospitals. If we are unable to do so, our future growth would be limited and our business would be harmed.

Our success is dependent upon our continued ability to maintain a network of established, board-certified physicians and hospitals. Fulfilling our clinical and customer service obligations requires a robust supply of physicians and hospitals. If we are unable to recruit and retain board-certified physicians and hospitals, it would harm our business and ability to grow and would adversely affect our results of operations. In any particular market, these providers could demand higher payments or take other actions that could result in higher costs, less attractive service for our customers or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with these physicians and hospitals also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our customer base, higher costs, healthcare provider network disruptions, less attractive service for our customers and/or difficulty in meeting regulatory or accreditation requirements, any of which could harm our business.

If the Company is unable to attract patients, investigators, physicians and hospitals its business may suffer.

The recruitment of patients is essential to the Company’s business. The Company’s business could be adversely affected if the Company is unable to attract physicians or hospitals and willing investigators or patients for clinical trials on a consistent basis. It is possible that the marketing methods the Company has chosen to employ may prove ineffective due to patient preferences or other factors. If the Company is unable to engage and enroll sufficient patients or engage physicians or hospitals and other medical professionals in clinical trials, the Company may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to the Company. These considerations might result in the Company’s being unable to successfully achieve its projected development timelines, or potentially even lead the Company to consider the termination of development of a product.

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

We are a holding company that owns interests in two different businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

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

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key operations, sales, marketing, and support personnel. If we were to lose the services of one or more of our key executive officers or other key operations, sales, marketing, and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our directors may encounter conflicts of interest involving us and other entities with which they may be affiliated, including matters that involve corporate opportunities.

Some of our directors are, and any future directors may be, affiliated with other entities that may be complementary, competitive, or potentially competitive to the Company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquiror. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Mr. Wiener, our President, owned Vitality Rx prior to its acquisition by the Company. The commercial terms of the acquisition agreement that we entered into with Vitality Rx were not negotiated on behalf of the Company by persons consisting solely of disinterested directors. Notwithstanding the foregoing, we have no basis for believing that the terms of such agreement is not in the best interests of our stockholders. Nonetheless, no assurance can be given that any stockholder will not claim in a lawsuit that such terms in fact are not in the best interests of the Company and its stockholders, that the directors and officers of the Company breached their fiduciary duties in connection with such agreements and that any disclosures by us to our stockholders regarding this Agreement and the relationship between the parties did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our products and our business.

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

Our majority shareholders, executive officers and directors beneficially own approximately 57.8% of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring shareholder approval.

As of March 24, 2023, our executive officers and directors, in the aggregate, beneficially own shares representing approximately14.3% of our common stock. Our majority shareholders control approximately 43.4% of the outstanding voting power of the Company. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our Common Stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

There may be an adverse effect on the value and liquidity of our common stock due to the disparate voting rights of our common stock, our series A preferred stock and our series B preferred stock.

We currently have three classes of stock outstanding, common stock, series A preferred stock and series B preferred stock. Holders of our common stock, series A preferred stock and series B preferred stock are entitled to one vote per share and all such holders will vote together as a single class except as otherwise required by applicable law. Each share of Series A preferred stock is convertible into 1.25 shares of common stock and votes on an as converted basis. Each share of series B preferred stock shall be convertible into 1/20 of a share of common stock. In addition, if we issue additional shares of common stock and/ or preferred stock in the future, there will be further dilution to investors or potential future purchasers of our common stock. See “Description of Capital Stock” for a description of our common stock, series A preferred stock and series B preferred stock and the rights associated with them.

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

The revenues and operating results of a Company like ours is generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer and media reviews, industry analyst commentaries, and comparisons to competitive products. As with any relatively new Company operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

On May 1, 2020, CRA entered into a note agreement for an aggregate principal amount of $146,250 with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “2020 PPP Loan”). On February 19, 2021, CRA entered into a note agreement for an aggregate principal amount of $148,975 with JPMorgan Chase under the CARES Act administered by the SBA (the “2021 PPP Loan” and together with the 2020 PPP Loan, the “PPP Loans”). The Company received total aggregate proceeds of $295,225 under the PPP Loans. In accordance with the requirements of the CARES Act, CRA used proceeds from the PPP Loans primarily for payroll costs. The 2020 PPP Loan was scheduled to mature on May 1, 2021 and the 2021 PPP Loan was scheduled to mature on February 19, 2022, each with a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. $126,545.50 of the 2020 PPP Loan was forgiven on March 26, 2021. The remaining balance of $19,136.50 of the 2020 PPP Loan was not forgiven because an employee was terminated during the period. This amount is due in five years and is being repaid on a monthly basis. The 2021 PPP Loan was fully forgiven on November 3, 2021.

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

Risks Related to The 2021 and 2022 Private Placements

If we are in default under our Notes, our debtholders may accelerate amounts owed under such Notes and could foreclose upon the assets securing our obligations and our liquidity could be adversely impacted.

Upon the occurrence and during the continuance of an event of default under the May 2021 Notes and June 2022 Notes (collectively the “Notes”) the holders have the option, among other things, to accelerate the debt, which is in the aggregate amount of $4.4 million as of December 31 2022, and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. The noteholders have not exercised any remedies under the Notes as of December 31, 2022. In addition, interest under the Notes would accrue at 20% per annum until any event of defaults are cured. In the event that we are in default under the Notes, and such holders were to assert an event of default and demand repayment pursuant to the terms of the Notes, our business, operating results and financial condition would be adversely affected.

Our obligations to the holders of our Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the Notes are secured by a security interest in substantially all of our assets. As a result, if we default in our obligations under the Notes, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

If the holders of our Notes elect to convert the principal and interest due under the Notes, our stockholders will experience substantial dilution in their investment.

The total remaining principal amount we owe to the holders of our Notes is approximately $4.4 million. If the holders of these Notes were to elect to convert all of the principal amount (and assuming no interest has accrued on the principal amount) into shares of our common stock at the Conversion Price of $1, we would be required to issue approximately 4.4 million shares. These conversions would result in significant dilution to the investments of our existing stockholders.

The terms of our security agreement and other debt documents restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our security agreement and other debt documents issued under the private placement contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●	incur additional debt;

●	pay dividends and make other restricted payments;

●	create liens; or

●	sell our collateral, other than inventory in the ordinary course of business.

If the holders of our Notes accelerate our indebtedness, our assets would not be sufficient to repay this indebtedness in full and the creditor would be permitted to exercise broad secured creditor remedies.

Risks Related to Our Common Stock

There has been a limited public market for our common stock, and we do not know whether one will develop to provide you adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

Our common stock is quoted on the OTC Pink under the trading symbol “OHCS”; historically, however, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

●	the number of stockholders;

●	our operating performance and financial condition;

●	the market for similar securities;

●	the extent of coverage of us by securities or industry analysts; and

●	the interest of securities dealers in making a market in the shares of our common stock.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the price of shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors and actual or anticipated variations in our quarterly operating results could negatively affect our share price.

The volatility of the price of our common stock may also be impacted by the risks discussed under this “Risk Factors” section, in addition to other factors, including:

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

Our outstanding warrants and preferred stock may affect the market price and liquidity of the common stock.

As of December 31, 2022, we had warrants for the purchase of up to an additional 1,705,000 shares of common stock. All of these warrants are exercisable at an exercise price of $1.25 per share. We also have outstanding 1,102 shares of our series A preferred stock, which is convertible into 1,377 shares of common stock, as well as 8,105,724 shares of our series B preferred stock, which is convertible into 405,286 shares of common stock. As described more fully below, holders of our notes and warrants may elect to receive a substantial number of shares of common stock upon conversion of the notes and/or exercise of the warrants. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock could materially dilute our current stockholders.

As of December 31, 2022, we had approximately $4.4 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at a fixed price of $1.00 per share. The conversion price of these notes may be less than the market price of our common stock at the time of conversion, and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 4.4 million shares of common stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

Historically, the trading price of our common stock during 2021 and 2022 has been between a high of $3.44 and a low of $0.56 per share, and deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-100. Those rules require broker–dealers, before effecting transactions in any penny stock, to:

●	deliver to the customer, and obtain a written receipt for, a disclosure document;

●	disclose certain price information about the stock;

●	disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	send monthly statements to customers with market and price information about the penny stock; and

●	in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock may be negatively affected. In the event that we receive securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not currently or for the foreseeable future intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, any return on your investment in our common stock will be limited to the appreciation in the price of our common stock, if any.

We became subject to the reporting requirements with the Securities and Exchange Commission in July 2022. Until such time as we satisfy the requirements under Rule 144(i), there may not be liquidity in our common stock.

We became subject to any reporting obligations with the SEC in July 2022, and we were previously a “shell company” as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after we (a) are no longer a shell company; and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports. As a result, Rule 144 is not currently available to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company entered into a seven (7) year triple-net lease for 2,275 square feet of office space at 1400 Old Country Road, Suite 304, Westbury, NY which expires on August 31, 2027. The Company also entered into a month-to-month triple-net lease for a period of six months for an additional 2,987 square feet of office space at 1400 Old Country Road, Suite 306. This additional lease expired on November 30, 2021. The Company is currently negotiating with the landlord to extend the lease however there can be no assurances that any agreement will be entered into between the parties. The Company has the option to add the lease for the additional space to its long-term lease. KORR Acquisitions Group, Inc., a shareholder of the Company, subleases a portion of the space from the Company and pays a portion of the rent owed for such space. The Company believes that its corporate headquarters are adequate for its immediate needs and that it will be able to obtain additional or substitute space, as needed, on commercially reasonable terms. In January 2021, Workers HealthRx entered into a lease for 1,246 square feet of office space at One Dupont Street, Suite 112, Plainview, NY which expires on August 31, 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in the opinion of its management, would individually or taken together have a material adverse effect on its business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the trading symbol “OHCS” on the OTC Pink marketplace maintained by OTC Markets Group. Trading volume of our common stock has often been very limited. As a result, the trading price of our common stock has been subject to significant fluctuations. There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under securities or “blue sky” laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 24, 2023, there were 442 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The transfer agent for our common stock is Securities Transfer Corporation, whose address is 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

250,000 options were granted on February 16, 2023 at an exercise price of $1.39 per share.  The options vest 25% on each of the next 4 annual anniversaries of the grant date and have a ten-year term.

Restricted stock units

65,000 restricted stock units were granted on February 16, 2023.  The RSUs vest according to certain performance criteria and have a ten-year term.

Subscription agreement

On January 10, 2023, the Company sold 675,000 shares of common stock for $1.00 per share, or $675,000.

Common stock issued

Subsequent to December 31, 2022, the Company issued 1,206,000 shares of common stock pursuant to subscription agreements entered into during December 2022.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

The Company is dedicated to: (1) advancing access to clinical trial research; and (2) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, Clinical Research Alliance, Inc. (“CRA”), and Worker’s Health Rx (d/b/a “Vitality Rx”).

Our vision for the Company is to continue to grow by acquiring controlling interests in healthcare-related businesses with strong leadership teams, innovative products and services, and proven technologies or processes that expand access to high quality healthcare and improve overall health outcomes and physical well-being. Our goal at Optimus is to empower physicians and patients with the information, guidance and tools needed to make informed health care choices. The Company seeks synergies among its portfolio companies and facilitates access to its management team which has extensive industry experience and its network of financial and business partners to help finance growth and accelerate business market trajectories.

Clinical Research Alliance

On December 28, 2020, the Company acquired 100% of the outstanding equity interests in Optimus Healthcare Services, Inc., a Delaware corporation (“Optimus”), in exchange for 9,998,899 shares of its Series A convertible preferred stock and 18,000,000 shares of its common stock. In connection with the transaction all prior officers and directors of the Company resigned (except for Michael Pruitt) and new officers and directors were appointed as officers and directors of the Company. On November 25, 2020, Clinical Research Alliance Acquisition Corp. (“CRAAC”), an entity 99% owned by Optimus, acquired 100% of the outstanding equity interests in CRA in exchange for 70 shares of its common stock.

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

CRA currently supports a number of community-based oncology practices and has signed an agreement with its first acute care hospital in Brooklyn, New York. CRA’s current focus is with oncologists in private practice, as well as rural and small hospitals in diverse communities.

CRA contracts with pharmaceutical companies and Contract Research Organizations (“CRO”) to conduct clinical trials (Phases I-IV) for investigational new drugs, biologics and medical devices, and has worked with over 40 pharmaceutical companies since inception. CRA’s customers consist primarily of large and mid-sized pharmaceutical and biotech companies. In the last 12 years, CRA has conducted approximately 180 clinical trials. As CRA was the highest enroller in many of these clinical trials, many of those clinical trials led to FDA approval for the trial compounds used to treat various cancers. Depending on the clinical trial design, CRA invoices the pharmaceutical manufacturer for some or all of the following services: startup fees, diagnostic tests, laboratory tests, patient stipends, pharmacy fees, patient visits, document storage and the reporting of serious adverse events.

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

Our contracts with the community-based oncology practices and hospitals include specific budgets for particular services rendered. The contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the contract is executed with the balance of the contract fee payable either monthly or in installments upon the achievement of milestones over the study duration. Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Our contracts with our community-based oncology practices and hospitals result in the payment of fees for services rendered to the principal investigator that is conducting a particular clinical trial. The COVID-19 pandemic did not impact any open trials that were ongoing as CRA was able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021. The number of oncology trials rebounded in 2022.

CRA employs experienced Clinical Research Coordinators that travel to the community-based oncology practices and hospitals for required study visits. Additionally, CRA’s principal investigator for a specific clinical trial is in contact with the oncology practices and hospitals to provide the necessary oversight. Community-based oncology practices and hospitals choose CRA because we provide the opportunity to conduct and conveniently enroll their patients in important clinical trials often unavailable to those community-based oncology practices and hospitals. In addition, CRA is committed to increasing clinical trial access to patients from diverse and underserved communities that will better represent the real-world population. Although CRA’s historical focus has been in the area of oncology, in the future we intend to expand our therapeutic reach into other therapeutic areas, including possibly gastroenterology, dermatology, cardiology, urology and ophthalmology. The National Institutes of Health estimate that there are currently 126,164 active clinical studies in these therapeutic areas.

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

PainScript

On March 25, 2021, Optimus Health, a wholly owned subsidiary of the Company, acquired 100% of the outstanding equity interests in AdhereRx Corporation (d/b/a PainScript) (“PainScript”) in exchange for an aggregate of 2,000,000 shares of the Company’s common stock, including shares issuable upon satisfaction of certain milestones. On December 28, 2021, we entered into an amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript and Daniel Cohen, pursuant to which we agreed to modify the commercial milestones which needed to be achieved for the release of 400,000 shares of the Company’s common stock to be equal to: (i) the generation of at least $80,000 in aggregate revenue between December 31, 2021 and March 31, 2022; or (ii) between December 31, 2021 and March 31, 2022, the entry into one or more commercial enterprise contracts that will generate revenue during their term not less than $200,000 from commercial sales of the Chronic Care Management application (a “Commercialization Success”). On April 13, 2022, we entered into a second amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript Corporation and Daniel Cohen, pursuant to which we agreed that upon a Commercialization Success and the Company’s receipt of revenue in excess of $200,000 from the commercial enterprise contracts entered into in connection with such Commercialization Success or a Change of Control (as defined therein), the Company shall release the 400,000 shares of Company common stock to the PainScript shareholders.

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. To date, all interest payments have been made. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities.

Vitality Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

Vitality Rx is an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Assisted Living and Independent Living facilities throughout the tristate area.  The pharmacy anticipates maintaining an inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing IVIG to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  This offering is in a preliminary stage as a business plan is being constructed.

Recent Developments

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. To date, all interest payments have been made. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities.

On June 7, 2022, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued senior secured convertible notes in an aggregate principal amount of $2.2 million for an aggregate purchase price of $2.0 million (the “June 2022 Notes”). In connection with the issuance of the June 2022 Notes, we issued to the investors warrants to purchase an aggregate of 1,540,000 shares of common stock and 200,000 shares of common stock.

The June 2022 Notes rank pari passu with the senior secured convertible notes issued in a May 2021 financing (the “May 2021 Notes”) and senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company. In addition, some of the Company’s subsidiaries entered into a subsidiary guaranty agreement and guaranteed the obligations owed to investors under the Notes.

The May 2021 and June 2022 Notes each have a term of twenty-four months and mature on May 25, 2024, and June 7, 2024, respectively, unless earlier converted. The Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis. The Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect.

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

Registration Rights Agreements were executed in connection with the issuance of the May 2021 and June 2022 Notes, the warrants and the common stock. If we fail to have it filed with the SEC within 180 days following the date of the financing, or if the Company fails to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the holders of the May 2021 and June 2022 Notes then, in addition to any other rights the holders may have hereunder or under applicable law, until the applicable event of default is cured, liquidated damages equal to an amount in cash, their pro rata portion of $20,000, on the date of such event of default and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter.  If the Company is not 144 eligible and if all the securities included by this Registration Statements and the May 2021 Notes and June 2022 Notes are not subject to one or more registration statements declared effective by the Commission within 180 days of the date hereof, the following partial liquidated damages shall apply: (i) if none of the registrable securities are so registered, $40,000 per month; and (ii) if only the registrable securities covered by the May 2021 Registration Rights Agreement are subject to a registration statement declared effective by the Commission within the applicable time period, $20,000 per month, in each case until cured.

On April 13, 2022, we entered into a second amendment to the stock acquisition agreement by and among the Company, Optimus Health, PainScript and Daniel Cohen, pursuant to which we agreed that upon a Commercialization Success and the Company’s receipt of revenue in excess of $200,000 from the commercial enterprise contracts entered into in connection with such Commercialization Success or a Change of Control (as defined therein), the Company shall release the 400,000 shares of Company common stock to the PainScript shareholders.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce.

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Net revenue	$1,218,882	$827,266

Cost of sales	262,689	108,702

Gross profit	956,193	718,564

Operating expenses:
Stock based compensation	3,315,895	4,700,222
Personnel expenses	2,699,958	1,581,716
General and administrative expenses	2,330,568	1,499,791
Professional fees	675,943	676,613
Total operating expenses	9,022,364	8,458,342

Loss from operations	(8,066,171)	(7,739,778)

Other income (expense):
Amortization of debt discount	(1,131,629)	(663,014)
Forgiveness of PPP loan	-	148,975
Interest expense	(324,385)	(157,330)
Loss on extinguishment of debt & accounts payable	(218,238)	-
Loss on disposition of subsidiary	(127,927)	-
Net loss from investments	(183,241)	(22,560)
Interest income	700	15,000
Total other income (expense)	(1,984,720)	(678,929)

Loss before income tax (expense) benefit	(10,050,891)	(8,418,707)

Income tax (expense) benefit	(674,292)	666,616

Net loss	$(10,725,183)	$(7,752,091)

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Net Revenues

Net Revenues were $1,218,882 for the year ended December 31, 2022 and $827,266 for the year ended December 31, 2021, an increase of $391,616. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues was a result of a rebound to normal operations in 2022 versus the prior period where the lower revenues were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Cost of Sales

Cost of Sales were $262,689 for the year ended December 31, 2022 and $108,702 for the year ended December 31, 2021, an increase of $153,987. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of a rebound to normal operations in 2022 versus the prior period where the lower sales were impacted by COVID-19 and reducing the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Gross Profit

Gross profit was $956,193 for the year ended December 31, 2022 and $718,564 for the year ended December 31, 2021, an increase of $237,629. The increase in gross profit was a result of a rebound to normal operations in 2022, in which sales increased $391,616 to $1,218,882, versus the prior period where the lower sales were impacted by COVID-19 and thus reduced the number of oncology trials offered as many pharmaceuticals companies changed their focus to vaccine development and treatment for COVID-19.

Stock-Based Compensation

Stock based compensation was $3,315,895 for the year ended December 31, 2022 and $4,700,222 for the year ended December 31, 2021, a decrease of $1,384,327. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. During the year ended December 31, 2022, the Company incurred new stock-based compensation expense of $6,247,005, which was offset by a reversal of $2,931,110 due to previously recorded stock compensation reversed for stock cancellation that did not yet vest.

Personnel Expenses

Personnel expenses were $2,699,958 for the year ended December 31, 2022 and $1,581,716 for the year ended December 31, 2021, an increase of $1,118,242. Personnel expenses consist primarily of executive employment agreements, and employee salaries and payroll taxes related to CRA and Vitality Rx due to increased operating activities leading to increased sales during the year.

General and Administrative Expenses

General and administrative expenses were $2,330,568 for the year ended December 31, 2022 and $1,499,791 for the year ended December 31, 2021, an increase of $830,777. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The increase was a result of increased operating activities and general support leading to increased sales during the year, as well as supporting the Company’s reverse merger and the filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, and other reporting and filing requirements.

Professional Fees

Professional Fees were $675,943 for the year ended December 31, 2022 and $676,613 for the year ended December 31, 2021, a decrease of $670. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s reverse merger and the filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $8,066,171 for the year ended December 31, 2022 and $7,739,778 for the year ended December 31, 2021, an increase of $326,393 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $1,131,629 for the year ended December 31, 2022 and $663,014 for the year ended December 31, 2021, an increase of $468,615. The increase was a result of new convertible debt issued in 2022.

Forgiveness of PPP Loan

Forgiveness of a payroll protection loan was $0 for the year ended December 31, 2022 and $148,975 for the year ended December 31, 2021, a decrease of $148,975.

Interest Expense

Interest expense was $324,385 for the year ended December 31, 2022 and $157,330 for the year ended December 31, 2021, an increase of $167,055. Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in 2022 and the resultant interest expense.

Loss on extinguishment of debt & accounts payable

Loss on extinguishment of debt and accounts payable was $218,238 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021, an increase of $218,238. During the year ended December 31, 2022, the Company issued 362,000 shares of common stock valued at $561,100 in satisfaction of $342,862 in accounts payable resulting in a loss on extinguishment of debt and accounts payable in the amount of $218,238.

Loss on disposition of subsidiary

Loss on disposition of subsidiary was $127,927 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021, an increase of $127,927. During the year ended December 31, 2022, the Company disposed of its subsidiary, PainScript, resulting in a loss on disposition of subsidiary in the amount of $127,927.

Net Loss from Investments

Net loss from investments was $183,241 for the year ended December 31, 2022 and $22,560 for the year ended December 31, 2021, an increase of $160,681. Net loss from investments consists of realized and unrealized gains from marketable securities purchased in 2021. For the year ended December 31, 2022, the net loss from investments consisted of $203,371 in unrealized loss and $20,130 of realized gain. For the year ended December 31, 2021, the net loss from investments consisted of $69,269 in unrealized loss and $46,709 of realized gain.

Interest Income

Interest income was $700 for the year ended December 31, 2022 and $15,000 for the year ended December 31, 2021, a decrease of $14,300. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $674,292 for the year ended December 31, 2022 and the income tax benefit was $666,616 for the year ended December 31, 2021. As of December 31, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $10,725,183 for the year ended December 31, 2022 and $7,752,091 for the year ended December 31, 2021, an increase of $2,973,092.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private offerings of Common Stock, public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $19,032,561 for the year ended December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2022, we had cash of $751,017 and working capital of $193,033. We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

On January 10, 2023, the Company sold 675,000 shares of common stock for $1.00 per share, or $675,000.

During the year ended December 31, 2022, we had net cash flow used in operating activities of $4,037,342. The cash flow used in operating activities resulted primarily from the net loss for the period, as partially offset by non-cash charges for stock-based compensation and stock issuance costs amortization of debt discounts, income tax provision for valuation allowance and depreciation expense.

We had net cash flow provided by investing activities of $651,460 for the year ended December 31, 2022. The cash provided by investing activities was primarily the result of net sales and purchases of marketable securities.

We had net cash flow provided by financing activities of $3,876,061 for the year ended December 31, 2022. The cash provided by financing activities was primarily the result of proceeds from sales of the Company’s Common Stock and convertible securities financings.

As a result of the foregoing, the Company had a net increase in cash of $490,179 during the year ended December 31, 2022.

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

Critical Accounting Policies

We consider the following accounting policies to be critical given that they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition. For more information see Note 2 to our audited financial statements beginning on page F-11 of this Annual Report on Form 10-K.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The Company’s main revenue stream is from services. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.  For services performed by CRA, the Company’s performance obligations are generally met at the point in time the services are rendered.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2022 and 2021, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the years ended December 31, 2022 and 2021, the Company recorded $3,315,895 and $4,700,222 in stock-based compensation expense, respectively.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 24, 2023.

Name	Age	Position
John Sganga	62	Chairperson of the Board and Chief Executive Officer
Marc Wiener	57	President, Secretary, Treasurer and Director
Cliff Saffron	65	Chief Financial Officer and General Counsel
Philip Scala	72	Lead Independent Director
James Murphy	77	Director
Justin Deutsch	45	Director
James Hartmann	56	Director
Dr. Jeffrey Gudin	56	Director

John Sganga was appointed President and Chief Executive Officer of Clinical Research Alliance on June 30, 2022. On August 25, 2022, Mr. Sganga was appointed Chairman and Chief Executive Officer of the Company. From 2017 – 2020 Mr. Sganga served as SVP of Premier, Inc. From 1994 – 2016 Mr. Sganga was President and CEO of Innovatix & Essensa, which was sold to Premier. From 1992 – 1994 Mr. Sganga was VP, Financial Operations for the Greater New York Hospital Association. From 1990-1992 Mr. Sganga was Senior Director, Financial Operations for Columbia-Presbyterian Medical Center. From 1989 – 1990 Mr. Sganga was Manager, Ernst & Young. From 2020 – present Mr. Sganga has been Senior Advisor, Healthcare for Google Development, LLC. Mr. Sganga also currently sits on the Board of Trustees for Pandion Optimization Alliance and White Plains Hospital. Mr. Sganga holds a Master’s in Public Administration from the Robert F. Wagner Graduate School of Public Service at New York University with a concentration in Financial Services.

Marc Wiener was appointed President of the Company on August 25, 2022. From December 2020 through August 25, 2022, Mr. Wiener was Chief Executive Officer of the Company. From April 2017 to June 2020, Mr. Wiener served as President of Orphan Pharmacy Services. From July 2011 to January 2017, Mr. Wiener served as President of Linden Care Pharmacy. Mr. Wiener is a serial entrepreneur who has successfully built and led multiple healthcare services companies. Prior to the Company, Mr. Wiener founded Orphan Pharmacy Services, a provider of pharmacy services for FDA approved clinical studies, was the co-founder and CEO of Lindencare, which had over $43.5 billion in sales, and founded Vitality Pharmaceutical Services, a provider of specialty pharmacy services. Mr. Wiener received his BS Pharmacy from St. John’s University College of Pharmacy & Allied Sciences.

Cliff Saffron has been our Chief Financial Officer and General Counsel since April 2021. From March 2020 to March 2021, Mr. Saffron served as CEO of The Animal Surgical Center. From October 2018 to March 2020, Mr. Saffron served as President of Hoffman Technologies d/b/a Varent Life Sciences. Mr. Saffron has over three decades of experience advising pharmaceutical, biotech and healthcare companies as an attorney and consultant. As a direct entry partner at KPMG, Mr. Saffron, for 13 years, established and led the regulatory, risk and compliance practice for pharmaceutical, biotech and healthcare companies. Prior to KPMG, Mr. Saffron was the Senior Vice President and General Counsel of ImClone Systems (2002 – 2005), and from 1994 – 2001 Mr. Saffron was Senior Vice President and Deputy General Counsel of ICN Pharmaceuticals, Inc. Early in his career Mr. Saffron was associated with a number of New York City based law firms, the last of which was Proskauer Rose. Mr. Saffron received his BA in History from Syracuse University, and his Juris Doctor from Touro College – Jacob Fuchsberg School of Law.

Philip P. Scala was the Company’s interim Chief Executive Officer from May 2020 until October 2020 and has been a Director since May 2020. Since May 2008, Mr. Scala has also been the chief executive officer and founder of Pathfinder Consultants International, Inc., a privately-held firm that provides services to its clients on a variety of matters, including, monitorships, executive employment screening, covert internal investigations, vendor qualification, asset recovery, crisis management, executive protection, site surveys, surveillances, negotiation training and firearms training. Prior to forming Pathfinder Consultants International, Mr. Scala served the United States both as a Commissioned Officer in the US Army for five years followed by his 29 years of service with the Federal Bureau of Investigations (FBI). Mr. Scala received his bachelor’s degree and Master of Business Administration in accounting from St. John’s University and earned a Master of Arts degree in Psychology from New York University.

James Murphy has been a director of the Company since December 2020. Mr. Murphy is the Founder and President of Sutton Associates and has served in such role since 1991. Prior to Sutton Associates, Mr. Murphy was President of Yale Associates from 1985 to 1990. From 1980 to 1984, Mr. Murphy was an Assistant Special Agent in Charge with the Federal Bureau of Investigation, responsible for a territory encompassing more than seven million people. His investigative specialties included organized crime, white-collar crime, labor racketeering and political corruption. From 1976 to 1980, Mr. Murphy was assigned to the Office of Planning and Evaluation at FBI headquarters, Washington, D.C. In this capacity, he evaluated and recommended changes in the FBI’s administrative and investigative programs. Since entering the private sector in 1984, Mr. Murphy has advanced the industry by developing systematic and professional protocols for performing due diligence, as well as other investigative services.

Justin Deutsch has been a director of the Company since December 2020. Mr. Deutsch joined Weybosset Research & Management, LLC in October 2014 as a portfolio manager and since 2020 has served as a partner. Prior to joining the firm, he was an equity analyst and trader at Bay Crest Partners for five years, specializing in large cap companies. Justin has been instrumental in helping build portfolios at Weybosset – think, trains, truck engines, beer, industrial gasses, and retailing. Before Bay Crest, Mr. Deutsch worked as head trader and portfolio manager for Horn Capital Management, a hedge fund based in New York City. Mr. Deutsch received his BA from New York University and most recently attended the Harvard Kennedy Schools program, Investment Decisions and Behavioral Finance. He currently splits his time between New York and Providence.

James Hartmann has been a director since December. Mr. Hartmann has over 30 years of regulatory and investment management experience advising SEC-registered investment advisers and investment companies in venture capital, private equity, private credit, and various liquid fixed income and equity strategies. Since February 2020, Mr. Hartmann has been a compliance and regulatory consultant at MSU Consulting Corp. From September 2015 to February 2020, Mr. Hartmann served as chief compliance officer and managing director of Arena Investors, LP and Arena Financial Services LLC, a registered investment adviser and its affiliated broker-dealer. He has previously held Chief Compliance Officer positions at divisions of Prudential Insurance Company and UBS, in addition to senior consulting positions at PricewaterhouseCoopers LLP and Ernst & Young Global Limited. Mr. Hartmann began his career with the U.S. Securities & Exchange Commission’s New York Regional Office in 1990 and received his B.S. in Corporate Finance from Indiana University.

Dr. Jeff Gudin has been a director since August 2021. Since 2020, Dr Gudin has been on Faculty with the Department of Anesthesiology, Preoperative Medicine and Pain Management at the University of Miami Miller School of Medicine. From 2000 to 2019, Dr. Gudin was the Director of Pain Management and Palliative Care at Englewood Hospital and Medical Center, a Mount Sinai University School of Medicine teaching affiliate in New Jersey. Dr. Gudin completed his residency in Anesthesiology at the Yale University School of Medicine and his fellowship at the Yale Center for Pain Management. While in New Haven, Dr. Gudin also trained in Addiction Medicine and directed a substance abuse treatment center. Dr. Gudin has dedicated his career to promoting education in pain management with a focus on opioid related safety. As faculty in the Department of Anesthesiology at the University of Miami Miller School of Medicine, he remains active in teaching and research. Dr. Gudin has lectured internationally on a variety of topics in pain management, palliative care and addiction medicine. Through a company he co-founded, Dr Gudin is principal investigator on an NIH funded research project through the Help End Addiction Long-Term (HEAL) Initiative. This grant from the National Center for Advancing Translational Sciences (NCATS) division of NIH is to study the pharmacology and safety of a novel analgesic molecule/formulation for the treatment of pain.

Board Committees, Compensation Committee Interlocks and Insider Participation

Our board of directors directs the management of our business and affairs, as provided by Florida law, and conducts its business through meetings of the board of directors. As of the date of this Annual Report on Form 10-K, the Board has adopted committee charters for an audit committee, nominating and corporate governance committee and compensation committee, copies of which will be available on our website. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. The Company intends to formally appoint members to each of the various committees during the fiscal year ended December 31, 2023.

Audit Committee

Our audit committee will be responsible for, among other things:

●	The Company’s financial statements and other financial information provided by the Company to its shareholders and others;

●	The independent auditors, including their qualifications and independence;

●	The Company’s systems of internal controls, including internal audit function;

●	Treasury and finance matters;

●	Enterprise risk management, privacy and data security; and

●	Compliance with legal, regulatory and public disclosure requirements

Compensation Committee

Our compensation committee will be responsible for, among other things:

●	review and recommend the compensation arrangements for management; and

●	administer our incentive stock plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other things:

●	identify and nominate members of the board of directors; and

●	develop and recommend to the board of directors a set of corporate governance principles applicable to the company

Family Relationships

None

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, employees and consultants, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www.optimushealthcare.com. We intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our named executive officers for the fiscal years ended December 31, 2022 and December 31, 2021 (collectively, the “Named Executive Officers”) were as follows:

●	John Sganga, who was appointed as our CEO September 7, 2022

●	Marc Wiener, who was appointed as our President on December 26, 2020, became CEO in March 2021 and resigned on September 7, 2022 and became President on September 7, 2022;

●	Dan Cohen, who was appointed as our President on March 24, 2021 and resigned on August 24, 2022.

●	Cliff Saffron, who was appointed as our chief financial officer and general counsel on May 25, 2021.

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)[3]	Option Awards ($)[1]	All Other Compensation ($)		Total ($)
John Sganga	2022	226,154	65,000	2,890,674	3,350,000	(4)	6,531,828
Chief Executive Officer	2021

Marc Wiener	2022	219,708	65,000	173,803	0		458,511
Former Chief Executive Officer and current President	2021	105,000	90,000	5,980,000	—		6,175,000

Dan Cohen	2022	257,500	0	73,610	0		331,110
Former President	2021	182,711	114,000	5,980,000	50,000	(2)	6,326,711

Cliff Saffron	2022	167,332	107,500	73,610	0		348,442
Chief Financial Officer and General Counsel	2021	102,000	54,000	747,500	—		903,500

1	These amounts represent the aggregate grant date fair value for option awards for the fiscal year ended December 31, 2022 and 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

2	Represents $50,000 paid to Mr. Cohen at closing of the acquisition of PainScript to retire previously retained earnings that were held at PainScript. Mr. Cohen resigned as President of the Company on August 24, 2022.

3.	Amounts represent annual cash bonuses earned for the applicable fiscal year. For 2022 the annual cash bonuses will be paid during the first and second quarters of the calendar year following the year in which the cash bonus relates.

4.	The amount represents 2,000,000 restricted stock units issued on December 20, 2022 at a price per share of $1.68

Employment Agreements

On June 30, 2022, we entered into a letter employment agreement with John Sganga, whereby he became President and Chief Executive Officer of Clinical Research Alliance, one of our portfolio companies. On August 25, 2022, Mr. Sganga became Chairperson and Chief Executive Officer of the Company. Mr Sganga’s original base salary was $300,000 per year and on December 20, 2022 his base salary was increased to $500,000. Mr. Sganga is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of the Board. Mr. Sganga was also granted options to purchase 250,000 shares of our common stock, which vest in four equal installments commencing on the date of the agreement and each anniversary thereafter. Mr. Sganga is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. Sganga at least 1-day prior written notice. Mr. Sganga may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. Sganga terminates his employment for good reason, Mr. Sganga shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. Sganga during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) from soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter.

On May 25, 2021, we entered into a letter employment agreement with Marc Wiener, our President, which was amended on August 25, 2022. Mr. Wiener’s base salary is $250,000 per year and he is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of the Board. Mr. Wiener was also granted options to purchase 2 million shares of our common stock, which vest in four equal installments commencing on the date of the agreement and each anniversary thereafter. Mr. Wiener is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. Wiener at least 1-day prior written notice. Mr. Wiener may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. Wiener terminates his employment for good reason, Mr. Wiener shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. Wiener during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) from soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter.

On March 24, 2021, PainScript and the Company entered into a letter employment agreement with Dan Cohen, our President. Mr. Cohen’s base salary is $300,000 per year provided that until a Go-To-Market Event (as defined in the Employment Agreement) is triggered Mr. Cohen’s salary shall be $150,000. Mr. Cohen is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of the Board. Mr. Cohen was also granted options to purchase 2,000,000 of our common stock, which vest in four equal installments commencing on the date of the agreement and each anniversary thereafter. In addition, in connection with his employment, the Company paid him $50,000, subject to all mandatory and voluntary payroll deductions, and the Company issued him shares of common stock. Mr. Cohen is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. Cohen at least 1-day prior written notice. Mr. Cohen may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. Cohen terminates his employment for good reason, Mr. Cohen shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. Cohen during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter. Mr. Cohen resigned as President of the Company on August 24, 2022.

On May 25, 2021, we entered into a letter employment agreement with Cliff Saffron, our Chief Financial Officer and General Counsel, which was amended August 25, 2022. Mr. Saffron’s base salary is $214,000 per year and he is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of the Board. Mr. Saffron was also granted options to purchase 250,000 of our common stock, which vest in four equal installments commencing on the date of the agreement and each anniversary thereafter. Mr. Saffron is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. Saffron at least 1-day prior written notice. Mr. Saffron may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. Saffron terminates his employment for good reason, Mr. Saffron shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. Saffron during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) from soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by our Named Executive Officers as of December 31, 2022. All equity awards set forth in the table below were granted under our Plan.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)
John Sganga (2)	06/30/2022	—	250,000	1.55	06/30/2032	—	—
	12/20/2022	—	1,500,000	1.67	12/20/2032	—	—
	12/20/2022	—	—	—		2,000,000	3,200,000
Marc Weiner (3)	05/25/2021	500,000	1,500,000	1.80	05/25/2031	—	—
	01/14/2022	10,000	30,000	1.85	01/14/2032	—	—
	12/20/2022	—	60,000	1.67	12/20/2032
Dan Cohen (4)	—	—	—	—	—	—	—
Cliff Saffron (5)	05/25/2021	62,500	187,500	1.80	05/25/2031	—	—
	01/14/2022	10,000	30,000	1.85	01/14/2032	—	—

1	The market value is based on the closing price of our common stock on December 30, 2022 of $1.60 per share.

2	On June 30, 2022, we issued John Sganga options to purchase 250,000 shares of common stock with an exercise price of $1.55 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On December 20, 2022, we issued John Sganga (i) options to purchase 1,500,000 shares of common stock with an exercise price of $1.67 per share and (ii) restricted stock units (RSUs) to purchase 2,000,000 shares of common stock. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. The RSUs vest based on a performance and vesting schedule detailed on the RSU grant notice.

3	On May 25, 2021, we issued Marc Wiener, now our president, options to purchase 2,000,000 shares of common stock with an exercise price of $1.80 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On December 20, 2022, we issued Marc Wiener options to purchase 60,000 shares of common stock with an exercise price of $1.67 per share. On January 14, 2022, we issued Marc Wiener options to purchase 40,000 shares of common stock with an exercise price of $1.85 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter.

4	On May 25, 2021, we issued Dan Cohen, who resigned as our president on August 24, 2022, options to purchase 2,000,000 shares of common stock with an exercise price of $1.80 per share. The options were cancelled as part of the disposition of Painscript in December 2022.

5	On May 25, 2021, we issued Cliff Saffron, our chief financial officer and general counsel, options to purchase 250,000 shares of common stock with an exercise price of $1.80 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On January 14, 2022, we issued Cliff Saffron options to purchase 40,000 shares of common stock with an exercise price of $1.85 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

As of December 31, 2022, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

As of December 31, 2022, we do not have arrangements in respect of remuneration received or that may be received by our Named Executive Officers set forth above to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control except as those set forth under “Employment Agreements” above.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

NAME	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Phil Scala	0	27,604	27,604
James Murphy	0	18,403	18,403
Dr. Jeffrey Gudin	0	31,092	31,092
Justin Deutsch	0	18,403	18,403
James Hartmann	0	18,403	18,403
Michael Pruitt(1)	0	18,403	18,403

(1)	Amounts represent the grant date fair value of such awards, calculated in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718. The assumptions that we used to calculate these amounts are discussed in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K .

(2)	Michael Pruitt resigned as a director of the Company on September 7, 2022

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	7,895,000	$1.67	7,105,000
Equity compensation plans not approved by security holder	-		-
Total	7,895,000	$1.67	7,105,000

2021 Omnibus Equity Incentive Plan

Summary

On May 25, 2021, our Board of Directors and a majority of our stockholders adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”).

Our administrator may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of our common stock under the 2021 Plan. It is anticipated that the 2021 Plan will be administered by our Board of Directors, or if our Board of Directors does not administer the 2021 Plan, a committee or subcommittee of our Board of Directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements. The following table sets forth, as of December 31, 2022 the approximate number of each class of participants eligible to participate in the 2021 Plan and the basis of such participation.

Class and Basis of Participation	Approximate Number of Class
Employees	19
Directors	7
Independent Contractors	9

(1)	Two of our directors are employees of the Company.

Description of 2021 Plan

Types of Awards.

The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

Administration.

The 2021 Plan will be administered by our Board of Directors, or if our Board of Directors does not administer the 2021 Plan, a committee or subcommittee of our Board of Directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (each of our Board of Directors or such committee or subcommittee, the “plan administrator”). The plan administrator may interpret the 2021 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2021 Plan, provided that, subject to the equitable adjustment provisions described below, the plan administrator will not have the authority to reprice or cancel and re-grant any award at a lower exercise, base or purchase price or cancel any award with an exercise, base or purchase price in exchange for cash, property or other awards without first obtaining the approval of our stockholders.

The 2021 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including, but not limited to, the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units.

Restricted stock and RSUs may be granted under the 2021 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2021 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in installments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options.

Incentive stock options and non-statutory stock options may be granted under the 2021 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Code. A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Code. A non-statutory stock option under the 2021 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the 2021 Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent stockholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the plan administrator in its sole discretion: (i) through any cashless exercise procedure approved by the plan administrator (including the withholding of shares of common stock otherwise issuable upon exercise); (ii) by tendering unrestricted shares of common stock owned by the participant; (iii) with any other form of consideration approved by the plan administrator and permitted by applicable law; or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a stockholder with respect to the shares of common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights.

SARs may be granted either alone (a “free-standing SAR”) or in conjunction with all or part of any option granted under the 2021 Plan (a “tandem SAR”). A free-standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the free-standing SAR (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A tandem SAR will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a free-standing SAR may not exceed ten years from the date of grant. The exercise period of a tandem SAR will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a stockholder with respect to the shares of common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards.

The plan administrator may grant other stock-based awards under the 2021 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The plan administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued hereunder shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments.

In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common stock, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in: (i) the aggregate number and kind of securities reserved for issuance under the 2021 Plan; (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2021 Plan; (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2021 Plan; and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control.

The 2021 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, if a “change in control” (as defined below) occurs and a participant is employed by us or any of our affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion may: (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2021 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The plan administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2021 Plan, a “change in control” means, in summary, the first to occur of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our Board of Directors; (iii) a merger or consolidation of us or any of our subsidiaries, other than: (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our Board of Directors immediately prior to the merger or consolidation continuing to represent at least a majority of the Board of Directors of the surviving entity or its parent; or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) stockholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our Board of Directors. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2021 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash, or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the 2021 Plan

The 2021 Plan provides our Board of Directors with authority to amend, alter or terminate the 2021 Plan, but no such action impairs the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Stockholder approval of any such action will be obtained if required to comply with applicable law. The 2021 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback

If we are required to prepare a financial restatement due to the material non-compliance with any financial reporting requirement, then the plan administrator may require any Section 16 officer to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 16 officer during the preceding three years that the plan administrator determines was in excess of the amount that such Section 16 officer would have received had such cash or equity incentive compensation been calculated based on the financial results reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 16 officer (which need not be the same amount or proportion for each Section 16 officer). The amount and form of the incentive compensation to be recouped shall be determined by the administrator in its sole and absolute discretion.

New Plan Benefits

Future grants under the 2021 Plan will be made at the discretion of the plan administrator and, accordingly, are not yet determinable. In addition, benefits under the 2021 Plan will depend on a number of factors, including the fair market value of our common stock on future dates and the exercise decisions made by participants. Consequently, at this time, it is not possible to determine the future benefits that might be received by participants receiving discretionary grants under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 24, 2023, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 40,167,598 shares of common stock issued and outstanding as of March 24, 2023.

Unless noted otherwise, the address of all listed stockholders is c/o Optimus Healthcare Services, Inc., 1400 Old Country Road, Suite 306, Westbury, New York 11590.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding (1)	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class Outstanding(2)	Shares of Series B Preferred Stock Beneficially Owned	Percentage of Class Outstanding(3)
Security Ownership of Certain Beneficial Owners:
KORR Acquisitions Group, Inc. (4)	8,552,374	21.3%	—	—	—	—
KORR Value, LP (5)	6,525,000	16.2	—	—	—	—
Kenneth Orr (6)	17,452,374	43.4	—	—	—	—
Cori Orr (6)	17,452,374	43.4	—	—	—	—
The Gabriel 613 Trust (7)	3,125,000	7.7	—	—	—	—
Arena Investors LP (8)	8,032,859	9.99	—	—	—	—
Sean Spiegelman (9)	2,200,000	5.8	—	—	3,000,000	37.0
Stephanie Spigelman (10)	2,350,000	5.8	—	—	3,000,000	37.0
Nathan Kelischek (10)	38,750	*	1,000	90.74	750,000	9.25
Fordee CA Trust (11)	27,500	*	—	—	550,000	6.79
Qualstar Capital Corp. (12)	30,000	*	—	—	600,000	7.40
Clinton Walker (13)	24,338	*	—	—	486,764	6.01
Chris Zieber (14)	24,463	*	100	9.07	250,000	3.08
Security Ownership of Management and Directors:
John Sganga	0	—
Marc Wiener (15)	4,760,000	11.7%			—	—
Cliff Saffron(16)	322,500	*			—	—
Phil Scala (17)	503,750	1.3	—	—	—	—
James Murphy (18)	2,500	*	—	—	—	—
Justin Deutsch (19)	2,500	*	—	—	—	—
James Hartmann (20)	252,500	*	—	—	—	—
Dr. Jeff Gudin (21)	2,500	*	—	—	—	—
Executive officers and directors as a group — 8 persons	5,591,250	14.3

*	less than 1%

(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 24, 2023, through the exercise of any stock option or other right.

(2)	The Series A Preferred Stock is convertible into 1.25 shares of common stock and votes on an as converted basis.

(3)	The Series B Preferred Stock is convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding. Each share of Series B Preferred Stock shall have one vote for any election or other vote placed before the shareholders of the Company, but voting shall not be by class of stock but by majority vote of all outstanding shares of stock, including common stock and Series A Preferred Stock.

(4)	Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. The address of KORR Acquisitions Group, Inc. is 1400 Old Country Road, Suite 306, Westbury, NY 11590.

(5)	Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc., which is the general partner of KORR Value LP. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP. The address of KORR Value LP is 1400 Old Country Road, Suite 306, Westbury, NY 11590.

(6)	Includes: (i) 8,552,374 shares of common stock held by KORR Acquisitions Group, Inc.; (ii) 6,525,000 shares of common stock held by KORR Value, LP; (iii) 500,000 shares of common stock held by Cori Orr, as custodian for Benjamin Orr under the NY UTMA; and (iv) 1,875,000 shares of common stock held by Cori Orr. Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc., which is the general partner of KORR Value LP. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP.

(7)	Greg Goldberg, as trustee of the trust, has sole voting and dispositive power over the shares held by The Gabriel 613 Trust. The address of The Gabriel 613 Trust is P.O Box 627, Rincon, Puerto Rico, 00677.

(8)	Arena Investors, LP (the “Arena Investment Advisor”) is the investment adviser of, and may be deemed to beneficially own securities owned by the following entities (the “Arena Entities”): (a) Arena Special Opportunities Fund, LP which directly owns (i) 630,462 shares of Common Stock, (ii) warrants to purchase 203,170 shares of Common Stock, and (iii) 985,779 shares of Common Stock issuable upon conversion of outstanding convertible notes, (b) Arena Special Opportunities Partners I, LP which directly owns (i) 1,160,397 shares of Common Stock, (ii) warrants to purchase 446,930 shares of Common Stock, and (iii) 1,908,013 shares of Common Stock issuable upon conversion of outstanding convertible notes, and (c) Arena Special Opportunities Partners II, LP which directly owns (i) 137,000 shares of Common Stock, (ii) warrants to purchase 1,054,900 shares of Common Stock, and (iii) 1,506,208 shares of Common Stock issuable upon conversion of outstanding convertible notes; Arena Investors GP, LLC (the “Arena General Partner”) is the general partner of, and may be deemed to beneficially own securities owned by, the Arena Investment Advisor. By virtue of his position as the chief executive officer of the Arena General Partner and the Arena Investment Manager, Daniel Zwirn may be deemed to beneficially own securities owned by each of the Arena Entities. It is our understanding that each of Mr. Zwirn, the Arena Investment Advisor and the Arena General Partner share voting and disposal power over the shares held by the Arena Entities described above. Each of the common stock, notes and warrants described above provide for limitations on exercise and conversion, respectively, such that the holder along with its affiliates may not beneficially own more than 9.99% of our Common Stock. The address for the entities set forth above is 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(9)	Includes: (i) 2,200,000 shares of common stock held by Sean Spigelman; (ii) approximately 50,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series B Preferred Stock held by Sean Spigelman; and (iii) approximately 100,000 shares of common stock issuable upon conversion of 2,000,000 shares of Series B Preferred Stock held by Stephanie Spigelman.

(10)	Includes; (i) approximately 1,250 shares of common stock issuable upon conversion of 1,000 shares of Series A Preferred Stock; and (ii) approximately 37,500 shares of common stock issuable upon conversion of 750,000 shares of Series B Preferred Stock.

(11)	Includes approximately 27,500 shares of common stock issuable upon conversion of 550,000 shares of Series B Preferred Stock.

(12)	Includes approximately 30,000 shares of common stock issuable upon conversion of 600,000 shares of Series B Preferred Stock.

(13)	Includes: (i) 2 shares of common stock; and (ii) approximately 24,338 shares of common stock issuable upon conversion of 486,764 shares of Series B Preferred Stock.

(14)	Includes (i) approximately 125 shares of common stock issuable upon conversion of 100 shares of Series A Preferred Stock and approximately 24,338 shares of common stock issuable upon conversion of 486,764 shares of Series B Preferred Stock..

(15)	Includes options to purchase 510,000 shares of common stock which have vested. Does not include 1,590,000 options which have not vested

(16)	Includes options to purchase 72,500 shares of common stock which have vested. Does not include 217,500 options which have not vested.

(17)	Includes options to purchase 3,750 shares of common stock which have vested. Does not include 11,250 options which have not vested

(18)	Includes options to purchase 2,500 shares of common stock which have vested. Does not include 7,500 options which have not vested.

(19)	Includes options to purchase 2,500 shares of common stock which have vested. Does not include 7,500 options which have not vested.

(20)	Includes options to purchase 2,500 shares of common stock which have vested. Does not include 7,500 options which have not vested.

(21)	Includes options to purchase 2,500 shares of common stock which have vested. Does not include 7,500 options which have not vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Philip Scala, James Murphy, Justin Deutsch, James Hartman and Dr. Jeff Gudin are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and December 31, 2021 by Seligson & Giannattasio, LLP, our independent registered public accounting firm for such periods.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees (1)	$118,000	$89,000
Audit-Related Fees (2)	$13,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$131,000	$89,000

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements.

(2)	Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fees” and includes review of our registration statements for our public offerings of securities, and related services that are not normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

In June 2022 the Board of Directors approved the Audit Committee Charter, however, board members were not appointed to the Audit Committee at that time. The Board of Directors, as a whole, has and will continue to perform the Audit Committee functions, including the pre-approval of all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Exhibit Description
2.1†	Share Exchange Agreement, dated November 25, 2020, by and among the Clinical Research Alliance Acquisition Corp., Clinical Research Alliance, Inc., Francis Arena and Morton Coleman (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.2†	Share Exchange Agreement, dated December 28, 2020, by and among Between Dandelions, Inc. and Optimus Healthcare Services, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.3†	Stock Acquisition Agreement, dated March 24, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation, the Transferors and Daniel Cohen, as the Transferors Representative (filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.4	Amendment No. 1 to Stock Acquisition Agreement, dated December 28, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.5†	Stock Purchase Agreement, dated January 28, 2022, by and between the Company, Worker’s Health Rx, Inc. and Marc Wiener (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.6	Amendment No. 2 to Stock Acquisition Agreement, dated April 13, 2022, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 28, 2022 and incorporated herein by reference).
2.7†	Stock Acquisition Agreement, dated December 7, 2022, by and among Optimus Healthcare Services, Optimus Health, Inc., AdhereRx Corporation and the transferors signatory thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022 and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation, dated December 23, 2013 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.2	Amendment to the Certificate of Incorporation, dated November 23, 2015 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.3	Amendment to the Articles of Incorporation, dated December 16, 2015 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.4	Amendment to the Articles of Incorporation, dated July 11, 2016 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.5	Amendment to the Articles of Incorporation, dated November 29, 2018 (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.6	Amendment to the Articles of Incorporation, dated January 24, 2021 (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.7	Amended and Restated Bylaws (filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.8	Amendment to the Articles of Incorporation, dated December 17, 2021 (filed as Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.1	Form of Senior Secured Note, dated May 25, 2021 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.2	Form of Warrant, dated May 25, 2021 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.3	First Amendment to May 2021 Notes, dated June 7, 2022 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.4	Form of Senior Secured Note, dated June 7, 2022 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.5	Form of Warrant, dated June 7, 2022 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.6*	Description of the Registrant’s Securities Registered Under Section 15(d) of the Exchange Act

10.1	Securities Purchase Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.3	Security Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.4	Form of Subsidiary Guaranty Agreement, dated May 25, 2021 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.5	Form of Subscription Agreement used for 2021 Equity Financing (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.6	2021 Omnibus Incentive Equity Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.7	Letter Employment Agreement, dated May 25, 2021 by and between the Company and Marc Wiener (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.8	Letter Employment Agreement, dated May 25, 2021 by and between the Company and Cliff Saffron (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
10.9	Employment Agreement, dated March 24, 2021 by and between the Company and Dan Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
10.10	Securities Purchase Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.11	Registration Rights Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.12	Amended and Restated Security Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.13	Form of Subsidiary Guaranty Agreement, dated June 7, 2022 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.14	Employment Letter Agreement, effective June 30, 2022, between the Company, Clinical Research Alliance, Inc. and John Sganga (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022 and incorporated herein by reference)
10.15	Amendment to the Employment Agreement with Marc Wiener, dated September 12, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022 and incorporated herein by reference)
10.16	Amendment to the Employment Agreement with Cliff Saffron, dated September 12, 2022 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022 and incorporated herein by reference)
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed Herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

OPTIMUS HEALTHCARE SERVICES, INC.

/s/ John Sganga
John Sganga
Chief Executive Officer (Principal Executive Officer) and Chairperson of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Cliff Saffron as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Sganga	Chairperson of the Board and Chief Executive Officer	March 31, 2023
John Sganga	(Principal Executive Officer)

/s/ Cliff Saffron	Chief Financial Officer and General Counsel	March 31, 2023
Cliff Saffron	(Principal Financial and Accounting Officer)

/S/ Marc Weiner	President and Director	March 31, 2023
Marc Weiner

/s/ Phil Scala	Lead Independent Director	March 31, 2023
Phil Scala

/s/ Justin Deutsch	Director	March 31, 2023
Justin Deutsch

/s/ James Murphy	Director	March 31, 2023
James Murphy

/s/ James Hartmann	Director	March 31, 2023
James Hartmann

Dr. Jeffrey Gudin	Director	March 31, 2023
Dr. Jeffrey Gudin

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optimus Healthcare Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optimus Healthcare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors operating as the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We identified the valuation of the convertible notes and related conversion features and warrants issued as a critical audit matter, due to the complexity of the transactions and various clauses as well as the subjectivity involved with the valuation and certain of the valuation inputs.

The primary procedures performed to address this critical audit matter included the following: We evaluated and discussed with management their analysis of the various terms within the related agreements. We read and analyzed the note and related agreements to ensure management’s assessments were correct, whether the conversion features should be bifurcated, and whether a beneficial conversion feature existed. We tested the calculations related to the carrying value of the instrument and each of the conversion features as well as their classification of debt or equity. We recalculated the amortization of the debt discount recorded as interest expense.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant recurring losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2021.

White Plains, New York

March 31, 2023

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
Assets
Current assets
Cash and cash equivalents	$751,017	$260,838
Accounts receivable, net	525,064	474,638
Notes receivable	200,689	-
Deposits and prepaid expenses	104,877	73,546
Investment in marketable securities	144,199	1,327,440
Total current assets	1,725,846	2,136,462

Right-of-use asset	339,614	318,717
Property, plant and equipment, net	56,196	4,516
Intangible assets	2,750	1,899,748
Goodwill	815,500	2,820,345
Deferred tax asset	-	666,616
Total Assets	$2,939,906	$7,846,404

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$738,395	$851,309
Accrued liabilities	581,802	401,723
Line of credit	140,060	150,079
Notes payable	-	617
Notes payable, related party	200	25,200
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	67,052	45,224
Total current liabilities	1,532,813	1,479,456

Operating lease liability, non-current	283,092	279,968
Convertible notes payable, net of discount	2,759,961	663,014
Paycheck protection program loan	6,562	11,482
Total Liabilities	4,582,428	2,433,920

Commitments and contingencies

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
Stockholders’ (Deficit) Equity
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 and 10,000,001 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	10,001

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 38,286,598 and 26,225,974 shares issued and outstanding at December 31, 2022 and 2021, respectively	38,287	26,226
Common stock to be issued	1,206	0
Additional paid in capital	17,343,671	13,676,762
Accumulated deficit	(19,032,561)	(8,307,686)
Controlling interest	(1,641,289)	5,413,409
Non-controlling interest	(1,233)	(925)
Total Stockholders’ (Deficit) Equity	(1,642,522)	5,412,484
Total Liabilities and Stockholders’ (Deficit) Equity	$2,939,906	$7,846,404

 The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Net revenue	$1,218,882	$827,266

Cost of sales	262,689	108,702

Gross profit	956,193	718,564

Operating expenses:
Stock based compensation	3,315,895	4,700,222
Personnel expenses	2,699,958	1,581,716
General and administrative expenses	2,330,568	1,499,791
Professional fees	675,943	676,613
Total operating expenses	9,022,364	8,458,342

Loss from operations	(8,066,171)	(7,739,778)

Other income (expense):
Amortization of debt discount	(1,131,629)	(663,014)
Forgiveness of PPP loan	-	148,975
Interest expense	(324,385)	(157,330)
Loss on extinguishment of debt & accounts payable	(218,238)	-
Loss on disposition of subsidiary	(127,927)	-
Net loss from investments	(183,241)	(22,560)
Interest income	700	15,000
Total other income (expense)	(1,984,720)	(678,929)

Loss before income tax (expense) benefit	(10,050,891)	(8,418,707)

Income tax (expense) benefit	(674,292)	666,616

Net loss	$(10,725,183)	$(7,752,091)

Net loss attributable:
Non-controlling interest	(308)	(312)
Common stockholders	(10,724,875)	(7,751,779)
Net loss	$(10,725,183)	$(7,752,091)
Basic and diluted earnings per share on net loss	$(0.28)	$(0.46)

Weighted average shares outstanding - basic and diluted	38,785,879	16,993,671

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2020	10,000,001	10,001	8,105,724	8,106	8,038,115	8,038	13,000,000	13,000	961,728	(281,507)	(275,013)	444,353

Issuance of common stock previously in common stock to be issued	-	-	-	-	13,000,000	13,000	(13,000,000)	(13,000)	-	-	-	-

Sale of common stock	-	-	-	-	1,460,000	1,460	-	-	1,458,540	-	-	1,460,000

Issuance of common stock for acquisition of AdHere Rx Corporation	-	-	-	-	2,000,000	2,000	-	-	4,558,000	-	-	4,560,000

Common stock issued with convertible debt	-	-	-	-	1,727,859	1,728	-	-	927,034	-	-	928,762

Stock-based compensation	-	-	-	-	-	-	-	-	4,700,222	-	-	4,700,222

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	88,691	-	-	88,691

Fair value of beneficial conversion feature	-	-	-	-	-	-	-	-	982,547	-	-	982,547

Reduction in non-controlling interest (ownership change from 49% to 0.12%)	-	-	-	-	-	-	-	-	-	(274,400)	274,400	-

Net loss	-	-	-	-	-	-	-	-	-	(7,751,779)	(312)	(7,752,091)

Balance December 31, 2021	10,000,001	10,001	8,105,724	8,106	26,225,974	26,226	-	-	13,676,762	(8,307,686)	(925)	5,412,484

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Sale of common stock	-	-	-	-	750,000	750	1,206,000	1,206	1,954,044	-	-	1,956,000

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Common stock issued with convertible debt	-	-	-	-	200,000	200	-	-	111,647	-	-	111,847

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Stock issued to satisfy debt and accounts payable	-	-	-	-	362,000	362	-	-	560,738	-	-	561,100

Stock repurchased in connection with Painscript divestiture	-	-	-	-	(2,000,000)	(2,000)	-	-	(3,598,000)	-	-	(3,600,000)

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	857,835	-	-	857,835

Stock based compensation	-	-	-	-	-	-	-	-	3,315,895	-	-	3,315,895

Net loss	-	-	-	-	-	-	-	-	-	(10,724,875)	(308)	(10,725,183)

Balance December 31, 2022	1,102	2	8,105,724	8,106	38,286,598	38,287	1,206,000	1,206	17,343,671	(19,032,561)	(1,233)	(1,642,522)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(10,725,183)	$(7,752,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	349,851	313,814
Stock-based compensation	3,315,895	4,700,223
Gain on forgiveness of PPP loan	0	(148,975)
Net loss from investments	183,241	22,560
Loss on extinguishment of debt & accounts payable	218,238	0
Loss on disposition of subsidiary	127,927	0
Amortization of debt discount	1,131,629	663,014
Right-of-use asset	4,055	4,717
Income tax benefit	666,616	(666,616)
Changes in operating assets & liabilities
Accounts receivable	(53,256)	112,060
Deposits & prepaid expenses	(31,331)	(2,760)
Accounts payable	631,537	-
Accrued liabilities	143,439	-
Net cash used in operating activities	(4,037,342)	(2,754,054)

Cash Flows from Investing Activities:
Cash acquired in business combination	9,000	82,157
Sales of marketable securities	2,203,666	0
Purchase of marketable securities	(1,503,666)	(1,350,000)
Acquisition of intangible assets	0	(311,592)
Acquisition of fixed assets	(57,540)	(5,061)
Net cash provided by (used in) investing activities	651,460	(1,584,496)

Cash Flows from Financing Activities:
Sale of common stock	1,956,000	1,460,000
Proceeds from convertible notes payable	1,935,000	2,000,000
(Payments) proceeds from PPP loan	(4,920)	148,975
Payments on line of credit	(10,019)	(51,477)
Net cash provided by financing activities	3,876,061	3,557,498

Increase in Cash	490,179	(781,052)

Cash at beginning of period	260,838	1,041,890

Cash and equivalents at end of period	$751,017	$260,838

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Supplemental Cash Flow Information
Interest paid	$258,000	$0
Income taxes paid	$0	$0

Non-cash investing and financing activities:
Common stock issued for business combination	$467,500	$4,560,000
Software development costs acquired in business combination	$-	$2,026,245
Fair value of beneficial conversion feature	$-	$982,547
Warrants issued with convertible notes payable	$857,835	$88,691
Common stock issued to satisfy debt and accounts payable	$561,100	-
Common stock issued with convertible notes payable	$111,847	$928,762

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company is dedicated to: (1) advancing access to clinical trial research; and (2) improving and simplifying access to vaccines and pharmaceutical products. Currently the Company provides these services through its portfolio companies, Clinical Research Alliance, Inc. (CRA), and Worker’s Health Rx (d/b/a Vitality Rx).

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

Reclassification

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

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

The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The Company’s main revenue stream is from services. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.  For services performed by CRA, the Company’s performance obligations are generally met at the point in time the services are rendered.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$144,199	—	—	$1,327,440	—	—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with financial institutions and invests its excess cash primarily in certificates of deposit, deposit accounts or treasury bills. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $751,017 and $260,838 as of December 31, 2022 and 2021, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of December 31, 2022 and 2021, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2022 and 2021 was $363,153 and $0 respectively.

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

There were no accounts receivables from certain customers that exceed 10% as of December 31, 2022. The Company had accounts receivables from three customers that exceeded 10% as of December 31, 2021 totaling 35.6%.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. During the year ended December 31, 2022, there were three customers representing 57.1% of our annual revenues. During the year ended December 31, 2021, there were three customers representing 49.7% of our annual revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for Computer Equipment and Furniture and Fixtures over 5 to 7 years and are recorded in General and Administrative expenses.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2022 and 2021, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the years ended December 31, 2022 and 2021, the Company recorded $3,315,895 and $4,700,222 in stock compensation expense, respectively.

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. There were $51,088 and $0 advertising expenses for the years ended December 31, 2022 and 2021, respectively.

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

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2020.

Net Income (Loss) Per Share

Basic income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares (i) issuable upon the vesting of outstanding restricted stock units and the exercise of outstanding stock options using the treasury stock method and (ii) issuable for non-participating preferred stock using the if-converted method. Our warrants and some of our preferred stock are considered participating securities pursuant to the two-class method. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share available to common stockholders if their effect is antidilutive. The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2022	2021
Warrants	1,705,000	165,000
Stock options	1,112,500	-
Convertible notes payable	4,400,000	2,200,000
Preferred stock	406,664	12,905,287
Total	7,624,164	15,270,287

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

3. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on December 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Westbury, New York, 11590. The following table illustrates the base monthly rent amounts over the term of the lease:

Rent Periods	Base Rent
December 1, 2020 to August 31, 2021	$5,308
December 1, 2021 to August 31, 2022	$5,448
December 1, 2022 to August 31, 2023	$5,591
December 1, 2023 to August 31, 2024	$5,739
December 1, 2024 to August 31, 2025	$5,891
December 1, 2025 to August 31, 2026	$6,048
December 1, 2026 to August 31, 2027	$6,210

The Company entered into a lease agreement commencing on February 1, 2021 through August 31, 2026, for 1,246 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. The following table illustrates the base monthly rent amounts over the term of the lease:

Rent Periods	Base Rent
February 1, 2022 to January 1, 2023	$1,721
February 1, 2023 to January 1, 2024	$1,772
February 1, 2024 to January 1, 2025	$1,825
February 1, 2025 to January 1, 2026	$1,881
February 1, 2026 to August 31, 2026	$1,881

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

Right-of-use asset is summarized below:

	December 31,	December 31,
	2022	2021
Office lease	$456,819	$371,832
Equipment lease	2,063	5,611
Less: accumulated amortization	(119,268)	(58,726)
Right-of-use asset, net	$339,614	$318,717

Operating lease liability is summarized below:

	December 31,	December 31,
	2022	2021
Office lease	$348,081	$321,214
Equipment lease	2,063	3,978
Less: current portion	(67,052)	(45,224)
Long term portion	283,092	279,968

Maturity of the lease liability is as follows:

December 31,
2022
Fiscal year ending December 31, 2023	$90,970
Fiscal year ending December 31, 2024	91,335
Fiscal year ending December 31, 2025	93,837
Fiscal year ending December 31, 2026	88,269
Fiscal year ending December 31, 2027	49,677
414,088
Present value discount	(63,944)
Lease liability	$350,144

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2022 and 2021, the Company had $751,017 and $260,838 in cash and $193,033 and $657,006 in working capital at December 31, 2022 and 2021, respectively.  For the years ended December 31, 2022 and 2021, the Company had a net loss of $10,725,183 and $7,752,091, respectively. Continued losses may adversely affect the liquidity of the Company in the future.

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

5. Reverse merger

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

On November 25, 2020, CRAAC acquired 100% of the outstanding equity interest in in Clinical Research Alliance, Inc. (“CRA”). The Company determined that CRA was the accounting acquirer in the transaction. On December 1, 2021, Optimus exchanged $425,000 of debt it had loaned to CRAAC for 425,000 shares of CRAAC stock. After the exchange Optimus owns 99.88% of CRAAC.

In connection with the transaction all prior officers and directors of the Company resigned (except Michael Pruitt, who subsequently resigned as a director) and new officers and directors were appointed as officers and directors of the Company. In connection with this transaction, the former CEO agreed to return 5,000,000 shares of common stock.

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

6. Business acquisition

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

As discussed in Note 7, the Company disposed of Painscript, which resulted in the divestiture of all Painscript’s assets and liabilities including the goodwill arising from the acquisition.

VitailityRx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“VitalityRx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of VitalityRx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price was paid by December 31, 2022.

Vitality Rx is an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. It will maintain inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering is in a preliminary stage as a business plan is being constructed.

Consideration
250,000 shares of common stock	$467,500
Notes payable	350,000
Total consideration	$817,500

Fair value of net identifiable assets (liabilities) acquired
Cash	$9,000
Furniture and equipment	0
Capitalized start – up costs	0
Intangible assets – website	1,750
Fair value of net identifiable assets (liabilities) acquired	$10,750

Initial goodwill	$806,750

The initial goodwill has been adjusted to $815,500 as a result of contractual adjustments.

During the fourth quarter of 2022, the Company completed an impairment assessment for goodwill attributable to its VitalityRx reporting unit and determined it was more likely than not that the fair value of the reporting unit exceeded its respective carrying amounts. Accordingly, no goodwill impairment loss was recognized.

7. Disposition of wholly-owned subsidiary

On December 7, 2022, the Company entered into a stock acquisition agreement with its wholly-owned subsidiary Optimus, Health, Inc., Painscript, and certain shareholders of PainScript pursuant to which the Company agreed to exchange 100% of the outstanding shares of Painscript for 2,000,000 shares of the Company’s common stock. In connection with the agreement, the Company and Painscript agreed to (i) the cancellation of 400,000 earnout shares that were issuable to the former shareholders of Painscript; (ii) the Company provided a loan in the aggregate principal amount of $200,000 to Painscript to cover employee liabilities and general working capital as well as an additional $100,000 to cover liabilities of Painscript; (iii) termination of all employment agreements entered into with the former Painscript shareholders; (iv) receipt of resignations and releases from all former PainScript and Company employees and consultants; and (v) termination of PainScript’s scientific advisory board.

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to PainScript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of PainScript on December 7, 2022	3,627,927
Loss on disposition of PainScript	$(127,927)

8. Notes receivable

Notes receivable consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Notes receivable	$200,689	$-

As mentioned in Note 7, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital.

9. Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$56,696	$11,555
Computer equipment	23,896	3,904
	80,592	15,459
Less: Accumulated depreciation	(24,396)	(10,943)
Property, plant and equipment - net	$56,196	$4,516

Depreciation expense was $3,948 and none for the years ended December 31, 2022 and 2021, respectively.

10. Intangible assets

Intangible assets consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Software development costs	$-	$2,026,245
Website	3,000	-
Less: Accumulated amortization	(250)	(126,497)
Intangible assets - net	$2,750	$1,899,748

Amortization expense was $345,903 and $0, recorded within general and administrative expenses on the statement of operations, for the years ended December 31, 2022 and 2021, respectively.

11. Marketable securities and other investments

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

The value of these marketable securities at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Cost	$327,440	$1,350,000
Gross unrealized gain	-	-
Gross unrealized loss	(183,241)	(22,560)
Fair value	$144,199	$1,327,440

The above marketable securities are reflected as level 1 assets as the securities prices are quotes on an established market. The Company has reflected $183,241 and $22,560 in net loss from investments and has reported these securities as net losses from investments on the statement of operations during the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the net loss from investments consisted of $203,371 in unrealized loss and $20,130 of realized gain. For the year ended December 31, 2021, the net loss from investments consisted of $69,269 in unrealized loss and $46,709 of realized gain.

12. Line of credit

As of December 31, 2022 and 2021, the balance of the line of credit was $140,060 and $150,079, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the years ended December 31, 2022, the Company repaid $10,019 towards the line of credit balance.

13. Notes payable

As of December 31, 2022 and 2021, the balance of the notes payable was $0 and $617, respectively. The notes are outlined in the following table:

	December 31,	December 31,
	2022	2021
Notes payable
$2,800, issued March 20, 2013, 10% coupon, due on demand*	$-	$617
$1,500, issued December 31, 2013, 10% coupon, due on demand*	-	-
Total long-term notes payable	$-	$617

*	These notes were acquired in the December 28, 2020 reverse merger.

14. Notes payable, related party

As of December 31, 2022 and December 31, 2021, the balance of the notes payable, related party was $200 and $25,200. The notes are outlined in the following table:

	December 31	December 31,
	2022	2021
Notes payable, related party
$10,000, issued January 5, 2011, no coupon, due on demand	$-	$10,000
$15,000, issued October 7, 2016, no coupon, due on demand	-	15,000
$10,100, issued December 10, 2020, no coupon, due on demand	200	200
Total long-term notes payable, related party	$200	$25,200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $296,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $218,238.

15. Paycheck protection program loan

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

As of December 31, 2022, the non-current portion is $6,562 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the years ended December 31, 2022, the Company repaid $4,920 on the PPP loan.

16. Convertible notes payable

The carrying value of convertible notes payable, net of debt discount, as of December 31, 2022 and 2021 was $2,759,961 and $663,014, respectively.

May 2021 Financing $2,200,000 Face Value

On May 25, 2021, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2021 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $2,200,000 for an aggregate purchase price of $2 million (collectively, the “May 2021 Notes”). In connection with the issuance of the May 2021 Notes, the Company issued to the May 2021 Investors warrants to purchase an aggregate of 165,000 shares of common stock (collectively, the “Warrants”) and 1,727,859 shares of common stock. The May 2021 Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis. The May 2021 Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends and stock splits. On June 7, 2022, the Company entered into an amendment to modify the maturity date of the May 2021 Notes from May 25, 2023 to May 25, 2024. The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was not at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification did not result in a loss on an extinguishment.

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

June 2022 Financing $2,200,000 Face Value

On June 7, 2022, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “June 2022 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $2,200,000 for an aggregate purchase price of $2 million (collectively, the “June 2022 Notes”). In connection with the issuance of the June 2022 Notes, the Company issued to the June 2022 Investors warrants to purchase an aggregate of 1,540,000 shares of common stock (collectively, the “Warrants”) and 200,000 shares of common stock. The June 2022 Notes accrue interest at a rate of 9% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis. The June 2022 Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends and stock splits. The June 2022 Notes mature on June 7, 2024.

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

For the years ended December 31, 2022 and 2021, the Company recorded $314,600 and $121,000 in interest and $1,131,629 and $663,014 in the amortization of debt discount, respectively.

17. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. To date, the Company has sold 4,091,000 shares of its common stock through this offering.

During 2022, the Company raised $1,956,000 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 and 10,000,001 shares of Series A Preferred outstanding as of December 31, 2022 and December 31, 2021, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of December 31, 2022 and December 31, 2021. The Series B Preferred has the following designations:

●	Convertible at option of holder with unanimous Board of Directors’ approval.

●	Convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding.

●	Voting: The holders of this Series of Preferred are entitled to whole number of votes equal to the number of shares of common stock.

2021 Omnibus Equity Incentive Plan

On May 25, 2021, our Board of Directors and a majority of our stockholders adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

Stock options

The Company selected the Black-Scholes-Merton (“BSM”) valuation technique to calculate the grant date fair values for the stock options because it believes that this technique is reflective of all the inputs that market participants would likely consider in transactions involving options. The inputs include the strike price, underlying price, term to expiration, volatility, and risk-free interest rate.

During the year ended December 31, 2022, the Company granted the following options.

Date	# of Options	Exercise Price
January 14, 2022	296,250	$1.85
February 3, 2022	55,000	$1.82
March 10, 2022	505,000	$1.85
June 30, 2022	378,750	$1.55
October 13, 2022	110,000	$1.49
December 20, 2022	2,020,000	$1.67
	3,365,000

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the year ended December 31, 2022 is as follows:

Stock Price	$1.72
Exercise Price	$1.72
Dividend yield	0%
Expected volatility	234.04%
Risk-Free interest rate	3.28%
Expected life (in years)	6.00

Stock option activity for the period ended December 31, 2022 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Options outstanding January 1, 2021	-	-	-
Options granted	5,297,500	$1.74	10 Years
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding December 31, 2021	5,297,500	$1.74	9.43 Years
Options granted	3,365,000	$1.72	10 Years
Options exercised	-	-	-
Options cancelled	(2,767,500)	1.80	-
Options outstanding at December 31, 2022	5,895,000	$1.69	9.15 Years
Options exercisable at December 31, 2022	1,112,500	$1.67	8.70 Years

During the years ended December 31, 2022 and 2021, the Company recorded $3,315,895 and $4,700,222 in stock-based compensation expense, respectively. The stock-based compensation expense for the year ended December 31, 2022 comprised of $6,247,006 in expense offset by $2,931,111 in previous compensation reversed for stock option cancellation that did not vest. At December 31, 2022, there was $6,298,930 in unrecognized costs related to the stock options granted. As of December 31, 2022, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2021	-
RSUs granted	2,000,000
RSUs released	-
RSUs forfeited	-
RSUs outstanding at December 31, 2022	2,000,000

On December 20, 2022, 2,000,000 restricted stock units were issued. The RSUs vest based on performance. As of December 31, 2022, the performance criteria was not considered probable. As a result, no expense has been recorded as of December 31, 2022 for the RSUs.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2021
Issued	165,000	$1.25	5 Years
Exercised	-		-
Expired	-		-
Warrants outstanding December 31, 2021	165,000	$1.25	4.40 Years
Issued	1,540,000	$1.25	5 Years
Exercised	-		-
Expired	-		-
Warrants outstanding at December 31, 2022	1,705,000	$1.25	4.34 Years
Warrants exercisable at December 31, 2022	1,705,000	$1.25	4.34 Years

Noncontrolling interest

On December 1, 2021, Optimus exchanged $425,000 of debt it had loaned to CRAAC for 425,000 shares of CRAAC stock which increased Optimus’ ownership percentage of CRAAC from 51% to 99.88%.

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

18. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2022 and 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

19. Income taxes

The components of income tax expense (benefit) for the years ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Current
Federal	$-	$-
State and local	7,676	-
Total current	$7,676	$-

Deferred
Federal	666,616	(666,616)
State and local	-	-
Total deferred	$666,616	$(666,616)

Total income tax expense (benefit)	$674,292	$(666,616)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the year ended December 31, 2022:

	December 31, 2022	December 31, 2021
U.S. statutory federal income tax rate	21.0%	21.0%

Stock compensation	(6.46)%	(11.72)%
Convertible debt	(3.02)%	(1.96)%
Other permanent differences	(0.02)%	-
Change in valuation allowance	(15.10)%	-
State taxes	(0.06)%	-
Painscript transaction	1.28%	-
Other	(4.32)%	0.59%
Income tax (expense) benefit for the period	(6.70)%	7.91%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets
Federal net operating loss carryforwards	$1,393,319	$601,151
State net operating loss carryforwards	198,703	-
Lease Liability	91,510	68,290
Accrued Salary	-	51,345
Unrealized gains / (loss)	53,151	12,553
Accrued expenses	54,941	-
Charitable contribution carryover	6,826	1,155
NQSOs	59,113	-
Total gross deferred tax assets	1,857,563	734,494

Deferred tax liabilities
Property, plant and equipment	$(7,172)	$(948)
Right of use Asset	88,758	(66,930)
Total gross deferred tax liabilities	81,586	(67,878)
Gross deferred tax asset (liabilities)	1,775,977	666,616
Valuation allowance	(1,775,977)	-
Net deferred tax asset (liabilities)	$0	$666,616

As of December 31, 2022, the Company had Net Operating Loss carryforwards in the amount of $6,634,850, which under the current tax law has no expiration dates.

20. Subsequent events

Stock options

250,000 options were granted on February 16, 2023 with an exercise price of $1.39. The options vest 25% on each of the next 4 annual anniversaries of the grant and have a ten-year term.

Restricted stock units

65,000 restricted stock units were granted on February 16, 2023. The RSUs vest according to certain performance criteria and have a ten-year term.

Common stock issued

Subsequent to December 31, 2022, the Company issued 1,206,000 shares of common stock pursuant to subscription agreements entered into and paid for during December of 2022.

On January 10, 2023, the Company sold 675,000 shares of common stock for $1.00 per share, or $675,000.