Form 10-Q
period 2023-03-31
Optimus Healthcare Services, Inc.
filed 2023-05-12
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of common shares outstanding as of May 4, 2023 was 40,217,598.

i

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$221,679	$751,017
Accounts receivable, net	582,588	525,064
Notes receivable	200,000	200,689
Deposits and prepaid expenses	117,899	104,877
Investment in marketable securities	254,919	144,199
Total current assets	1,377,085	1,725,846

Right-of-use asset	322,866	339,614
Property, plant and equipment, net	53,032	56,196
Intangible assets	2,500	2,750
Goodwill	815,500	815,500
Total Assets	$2,570,983	$2,939,906

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$893,508	$738,395
Accrued liabilities	603,007	581,802
Line of credit	138,707	140,060
Notes payable, related party	200	200
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	68,382	67,052
Total current liabilities	1,709,108	1,532,813

Operating lease liability, non-current	265,650	283,092
Convertible notes payable, net of discount	3,044,946	2,759,961
Paycheck protection program loan	5,323	6,562
Total Liabilities	5,025,027	4,582,428

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 40,217,598 and 38,286,598 shares issued and outstanding at March 31, 2023 and December 31, 202, respectively	40,218	38,287
Common stock to be issued	-	1,206
Additional paid in capital	19,485,889	17,343,671
Accumulated deficit	(21,986,607)	(19,032,561)
Controlling interest	(2,452,392)	(1,641,289)
Non-controlling interest	(1,652)	(1,233)
Total Stockholders’ (Deficit) Equity	(2,454,044)	(1,642,522)
Total Liabilities and Stockholders’ (Deficit) Equity	$2,570,983	$2,939,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
Net Revenue	$271,642	$309,629

Cost of sales	80,024	68,177

Gross profit	191,618	241,452

Operating expenses:
Stock based compensation	1,417,943	2,481,510
Personnel expenses	886,256	457,536
General and administrative expenses	426,553	647,450
Professional fees	141,279	186,467
Total operating expenses	2,872,031	3,772,963

Loss from operations	(2,680,413)	(3,531,511)

Other income (expense):
Amortization of debt discount	(284,985)	(271,232)
Interest expense	(103,788)	(50,559)
Net gain (loss) from investments	110,721	(13,765)
Interest income	4,000	-
Total other income (expense)	(274,052)	(335,556)

Loss before income tax benefit (expense)	(2,954,465)	(3,867,067)

Income tax benefit (expense)	-	223,009

Net loss	$(2,954,465)	$(3,644,058)

Net loss attributable:
Non-controlling interest	(419)	(44)
Common stockholders	(2,954,046)	(3,644,014)
Net loss	$(2,954,465)	$(3,644,058)

Basic and diluted earnings per share on net loss	$(0.07)	$(0.10)

Weighted average shares outstanding - basic and diluted	39,935,677	36,213,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2022	1,102	2	8,105,724	8,106	38,286,598	38,287	1,206,000	1,206	17,343,671	(19,032,561)	(1,233)	(1,642,522)

Issuance of common stock previously in common stock to be issued	-	-	-	-	1,206,000	1,206	(1,206,000)	(1,206)	-	-	-	-

Sale of common stock	-	-	-	-	725,000	725	-	-	724,275	-	-	725,000

Restricted stock units	-	-	-	-	-	-	-	-	206,755	-	-	206,755

Stock based compensation	-	-	-	-	-	-	-	-	1,211,188	-	-	1,211,188

Net loss	-	-	-	-	-	-	-	-	-	(2,954,046)	(419)	(2,954,465)

Balance March 31, 2023	1,102	2	8,105,724	8,106	40,217,598	40,218	-	-	19,485,889	(21,986,607)	(1,652)	(2,454,044)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2021	10,000,001	$10,001	8,105,724	$8,106	26,225,974	$26,226	-	$0	$13,676,762	$(8,307,686)	$(925)	$5,412,484

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Stock based compensation	-	-	-	-	-	-	-	-	2,481,510	-	-	2,481,510

Net loss	-	-	-	-	-	-	-	-	-	(3,644,014)	(44)	(3,644,058)

Balance March 31, 2022	1,102	$2	8,105,724	$8,106	38,974,598	$38,975	-	$-	$16,623,022	$(11,951,700)	$(969)	$4,717,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(2,954,465)	$(3,644,058)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,414	99,452
Stock-based compensation	1,417,943	2,481,510
Net (gain) loss from investments	(110,721)	13,765
Amortization of debt discount	284,985	271,232
Right-of-use asset	636	1,137
Income tax benefit	-	(223,009)
Changes in operating assets & liabilities
Accounts receivable and notes receivable	(56,834)	(52,789)
Deposits & prepaid expenses	(13,022)	(3,345)
Accounts payable	155,113	158,570
Accrued liabilities	21,205	130,441
Net cash used in operating activities	(1,251,746)	(767,094)

Cash Flows from Investing Activities:
Cash acquired in business combination	-	9,000
Sales of marketable securities	681,464	2,203,666
Purchase of marketable securities	(681,464)	(1,353,666)
Acquisition of fixed assets	-	(2,825)
Net cash provided by (used in) investing activities	-	856,175

Cash Flows from Financing Activities:
Sale of common stock	725,000	-
Proceeds from convertible notes payable	-	-
(Payments) proceeds from PPP loan	(1,239)	(1,226)
Payments on line of credit	(1,353)	(3,625)
Net cash provided by (used in) financing activities	722,408	(4,851)

(Decrease) increase in Cash	(529,338)	84,230

Cash at beginning of period	751,017	260,838

Cash at end of period	$221,679	$345,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
Supplemental Cash Flow Information
Cash paid for interest	$200,700	$49,500
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for business combination	$-	$467,500

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

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related condensed disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2022. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$254,919	—	—	$144,199	—	—

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $221,679 and $751,017 as of March 31, 2023 and December 31, 2022, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2023 and December 31, 2022 was $0 and $363,153, respectively.

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

As of March 31, 2023, there was one customer representing 12.1% of our accounts receivable. There were no accounts receivables from certain customers that exceed 10% as of December 31, 2022.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. During the three months ended March 31, 2023, there was one customer representing 11.3% of our revenues. During the three months ended March 31, 2022, there were no customers exceeding 10.0% of our revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. As of March 31, 2023 and December 31, 2022, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the three months ended March 31, 2023 and 2022, the Company recorded $1,417,943 and $2,481,510 in stock compensation expense, respectively. Of the $1,417,943 in stock compensation expense for the three months ended March 31, 2022, $206,755 was related to Restricted Stock Units (“RSUs”).

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. There were $0 and $9,750 in advertising expenses for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
Warrants	1,705,000	165,000
Stock options	1,403,750	375,000
Convertible notes payable	4,400,000	2,200,000
Preferred stock	406,664	406,664
Total	7,915,414	3,146,664

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

3. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on December 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Suite 304, Westbury, New York, 11590. The following table illustrates the base monthly rent amounts over the remaining term of the lease:

Base
Rent Periods	Rent
January 1, 2023 to August 31, 2023	$5,591
September 1, 2023 to August 31, 2024	$5,739
September 1, 2024 to August 31, 2025	$5,891
September 1, 2025 to August 31, 2026	$6,048
September 1, 2026 to August 31, 2027	$6,210

The Company entered into a lease agreement commencing on February 1, 2021 through August 31, 2026, for 1,246 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. The following table illustrates the base monthly rent amounts over the term of the lease:

Base
Rent Periods	Rent
February 1, 2022 to January 1, 2023	$1,721
February 1, 2023 to January 1, 2024	$1,772
February 1, 2024 to January 1, 2025	$1,825
February 1, 2025 to January 1, 2026	$1,881
February 1, 2026 to August 30, 2026	$1,881

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

Right-of-use asset is summarized below:

	March 31,	December 31,
	2023	2022
Office lease	$456,819	$456,819
Equipment lease	5,611	2,063
Less: accumulated amortization	(139,564)	(119,268)
Right-of-use asset, net	$322,866	$339,614

Operating lease liability is summarized below:

	March 31,	December 31,
	2023	2022
Office lease	$332,470	$348,081
Equipment lease	1,562	2,063
Less: current portion	(68,382)	(67,052)
Long term portion	265,650	283,092

Maturity of the lease liability is as follows:

March 31,
2023
Fiscal year ending December 31, 2023	$70,251
Fiscal year ending December 31, 2024	91,335
Fiscal year ending December 31, 2025	93,837
Fiscal year ending December 31, 2026	88,269
Fiscal year ending December 31, 2027	49,677
393,369
Present value discount	(59,337)
Lease liability	$334,032

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2023 and December 31, 2022, the Company had $221,679 and $751,017 in cash and $323,023 in working capital deficit and $193,033 in working capital at March 31, 2023 and December 31, 2022, respectively.  For the three months ended March 31, 2023 and 2022, the Company had a net loss of $2,954,465 and $3,644,058, respectively. Continued losses may adversely affect the liquidity of the Company in the future. At March 31, 2023 and December 31, 2022, the Company had accumulated deficits of $21,986,607 and $19,032,561, respectively.

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

6. Business acquisition

VitailityRx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“VitalityRx”) and Marc Wiener, the sole shareholder, who was also our President, until his resignation on April 26, 2023, pursuant to which we acquired 100% of the outstanding equity interests of VitalityRx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price was paid by March 31, 2023.

Vitality Rx is an early stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. It will maintain inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  This offering is in a preliminary stage as a business plan is being constructed.

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

7. Disposition of wholly-owned subsidiary

On December 7, 2022, the Company entered into a stock acquisition agreement with its wholly-owned subsidiary Painscript and certain shareholders of Painscript pursuant to which the Company agreed to exchange 100% of the outstanding shares of Painscript for 2,000,000 shares of the Company’s common stock. In connection with the agreement, the Company and Painscript agreed to (i) the cancellation of 400,000 earnout shares that were issuable to the former shareholders of Painscript; (ii) the Company provided a loan in the aggregate principal amount of $200,000 to Painscript to cover employee liabilities and general working capital as well as an additional $100,000 to cover liabilities of Painscript; (iii) termination of all employment agreements entered into with the former Painscript shareholders; (iv) receipt of resignations and releases from all former Painscript and Optimus Health employees; and consultants and (v) termination of the Painscript’s scientific advisory board.

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

8. Notes receivable

Notes receivable consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Notes receivable	$200,000	$200,689

As mentioned in Note 7, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital.

9. Property, plant and equipment

Property, plant and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$56,696	$56,696
Computer equipment	23,896	23,896
	80,592	80,592
Less: Accumulated depreciation	(27,560)	(24,396)
Property, plant and equipment - net	$53,032	$56,196

Depreciation expense was $3,164 and $300 for the three months ended March 31, 2023 and 2022, respectively.

10. Intangible assets

Intangible assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Website	$3,000	$3,000
Less: Accumulated amortization	(500)	(250)
Intangible assets - net	$2,500	$2,750

Amortization expense was $250 and $99,152, recorded within general and administrative expenses on the statement of operations, for the three months ended March 31, 2023 and 2022, respectively.

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

The value of these marketable securities at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Cost	$368,754	$327,440
Gross unrealized loss	(113,835)	(183,241)
Fair value	$254,919	$144,199

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $110,721 and ($13,765) in net gain (loss) from investments and has reported these securities as net gain (losses) from investments on the statement of operations during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the net loss from investments consisted of $161,269 in unrealized gain and $50,548 of realized loss. For the three months ended March 31, 2022, the net loss from investments consisted of $63,572 in unrealized loss and $49,807 of realized gain.

11. Line of credit

As of March 31, 2023 and December 31, 2022, the balance of the line of credit was $138,707 and $140,060, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the three months ended March 31, 2023, the Company repaid $1,353 towards the line of credit balance.

12. Notes payable, related party

As of March 31, 2023 and December 31, 2022, the balance of the notes payable, related party was $200. The notes are outlined in the following table:

	March 31,	December 31,
	2023	2022
Notes payable, related party
$10,100, issued December 10, 2020, no coupon, due on demand	$200	$200
Total long-term notes payable, related party	$200	$200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $296,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $218,238.

13. Paycheck protection program loan

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

As of March 31, 2023, the non-current portion is $5,323 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the three months ended March 31, 2023, the Company repaid $1,239 on the PPP loan.

14. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of March 31, 2023 and December 31, 2022 was $3,044,946 and $2,759,961, respectively.

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

For the three months ended March 31, 2023 and 2022, the Company recorded $103,788 and $50,559 in interest expense, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded $284,985 and $271,232 in the amortization of debt discount, respectively.

15. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 4,141,000 shares of its common stock through this offering.

During 2022, the Company raised $1,956,000, and during the three months ended March 31, 2023 the Company raised $725,000 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of March 31, 2023 and December 31, 2022, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of March 31, 2023 and December 31, 2022. The Series B Preferred has the following designations:

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

During the three months ended March 31, 2023, the Company granted 250,000 options with an exercise price of $1.39.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the three months ended March 31, 2023 is as follows:

Stock Price	$1.35
Exercise Price	$1.39
Dividend yield	0%
Expected volatility	232.13%
Risk-Free interest rate	4.02%
Expected life (in years)	6.26

Stock option activity for the period ended March 31, 2023 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Options outstanding January 1, 2023	5,895,000	$1.69	9.15 Years
Options granted	250,000	$1.39	10 Years
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding at March 31, 2023	6,145,000	$1.68	8.94 Years
Options exercisable at March 31, 2023	1,403,750	$1.70	8.55 Years

During the three months ended March 31, 2023 and 2022, the Company recorded a total of $1,417,943 and $2,481,510 in stock-based compensation expense, respectively. At March 31, 2023, there was $5,495,583 in unrecognized costs related to the stock options granted. As of March 31, 2023, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2022	2,000,000
RSUs granted	65,000
RSUs released	-
RSUs forfeited	-
RSUs outstanding at March 31, 2023	2,065,000

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the three months ended March 31, 2023, the Company recorded $206,755 in expense related to the RSUs, which was included as part of total stock-based compensation expense. The amount of unrecognized expense of $3,230,995 will be recognized over the next 4.75 years.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2023	1,705,000	$1.25	4.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at March 31, 2023	1,705,000	$1.25	4.09 Years
Warrants exercisable at March 31, 2023	1,705,000	$1.25	4.09 Years

16. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of March 31, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

17. Subsequent events

In May 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the amount of $100,000 payable on demand.

On April 26, 2023, Marc Weiner resigned as president of the Company, as If as CEO and president of Worker’s Health Rx, Inc., effective immediately. Mr. Weiner will continue to serve as a director of the Company. Mr. Weiner agreed to continue to provide consulting services to the Company and on May 2, 2023, the Company entered into a consulting agreement with Mr. Weiner to reflect this mutual understanding. The consulting agreement has a twelve-month term and either party may terminate immediately in the event of material breach, or otherwise upon 15 days prior written notice. Under the consulting agreement, Mr. Weiner will receive $20,833.33 on a monthly basis, reimbursement for 75% of his health insurance and standard expense reimbursement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. All amounts in this Quarterly Report on Form 10-Q are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Company,” “Optimus,” or “Optimus Healthcare Services” refer to Optimus Healthcare Services, Inc.., individually, or as the context requires, collectively with its subsidiaries.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies and estimates refer to Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and to Note 2 “Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements.

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

Vitality Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who was also our President, until his resignation on April 26, 2023, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

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

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (d/b/a “Vitality Rx”) and Marc Wiener, the sole shareholder, who was also our President, until his resignation on April 26, 2023, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

On April 26, 2023, Marc Weiner resigned as president of the Company, as well as CEO and president of Worker’s Health Rx, Inc., effective immediately. Mr. Weiner will continue to serve as a director of the Company. Mr. Weiner agreed to continue to provide consulting services to the Company and on May 2, 2023, the Company entered into a consulting agreement with Mr. Weiner to reflect this mutual understanding. The consulting agreement has a twelve-month term and either party may terminate immediately in the event of material breach, or otherwise upon 15 days prior written notice. Under the consulting agreement, Mr. Weiner will receive $20,833.33 on a monthly basis, reimbursement for 75% of his health insurance and standard expense reimbursement.

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

UNAUDITED

	2023	2022
Net Revenue	$271,642	$309,629

Cost of sales	80,024	68,177

Gross profit	191,618	241,452

Operating expenses:
Stock based compensation	1,417,943	2,481,510
Personnel expenses	886,256	457,536
General and administrative expenses	426,553	647,450
Professional fees	141,279	186,467
Total operating expenses	2,872,031	3,772,963

Loss from operations	(2,680,413)	(3,531,511)

Other income (expense):
Amortization of debt discount	(284,985)	(271,232)
Interest expense	(103,788)	(50,559)
Net gain (loss) from investments	110,721	(13,765)
Interest income	4,000	-
Total other income (expense)	(274,052)	(335,556)

Loss before income tax benefit (expense)	(2,954,465)	(3,867,067)

Income tax benefit (expense)	-	223,009

Net loss	$(2,954,465)	$(3,644,058)

Results of Operations

Comparison of the Quarter Ended March 31, 2023 and 2022

Net Revenues

Net Revenues were $271,642 for the quarter ended March 31, 2023 and $309,629 for the quarter ended March 31, 2022, a decrease of $37,987. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The decrease in Revenues were the result of timing of services provided.

Cost of Sales

Cost of Sales were $80,024 for the quarter ended March 31, 2023 and $68,177 for the quarter ended March 31, 2022, an increase of $11,847. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $191,618 for the quarter ended March 31, 2023 and $241,452 for the quarter ended March 31, 2022, a decrease of $49,834. The decrease in gross profit was a result of decreased sales in 2023 of $37,987, as well as the revenue mix and the related higher costs.

Stock-Based Compensation

Stock based compensation was $1,417,943 for the quarter ended March 31, 2023 and $2,481,510 for the quarter ended March 31, 2022, a decrease of $1,063,567. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The Decrease was due primarily to the timing of terminated options during the fourth quarter of 2022.

Personnel Expenses

Personnel expenses were $886,256 for the quarter ended March 31, 2023 and $457,536 for the quarter ended March 31, 2022, an increase of $428,720. Personnel expenses consist primarily of executive employment agreements, and employee salaries and payroll taxes related to CRA and Vitality Rx due to increased operating activities.

General and Administrative Expenses

General and administrative expenses were $426,553 for the quarter ended March 31, 2023 and $647,450 for the quarter ended March 31, 2022, a decrease of $220,897. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $372,000 related to its Painscript activities during the quarter ended March 31, 2022, as compared to none during the quarter ended March 31, 2023. This was offset in part by increases in consulting fees related to its filing requirements with the Securities and Exchange Commission and other administrative activities.

Professional Fees

Professional Fees were $141,279 for the quarter ended March 31, 2023 and $186,467 for the quarter ended March 31, 2022, a decrease of $45,188. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $2,680,413 for the quarter ended March 31, 2023 and $3,531,511 for the quarter ended March 31, 2022, a decrease of $851,098 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $284,985 for the quarter ended March 31, 2023 and $271,232 for the quarter ended March 31, 2022, an increase of $13,753.

Interest Expense

Interest expense was $103,788 for the quarter ended March 31, 2023 and $50,559 for the quarter ended March 31, 2022, an increase of $53,229. Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in 2022 and the resultant interest expense.

Net Gain (loss) from Investments

Net gain (loss) from investments was $110,721 for the quarter ended March 31, 2023 and ($13,765) for the quarter ended March 31, 2022, an increase of $124,486. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the quarter ended March 31, 2023, the net loss from investments consisted of $161,269 in unrealized gains and $50,548 of realized losses. For the quarter ended March 31, 2022, the net loss from investments consisted of $63,572 in unrealized losses and $49,807 of realized gains.

Interest Income

Interest income was $4,000 for the quarter ended March 31, 2023 and $0 for the quarter ended March 31, 2022, an increase of $4,000. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $0 for the quarter ended March 31, 2023 and the income tax benefit was $223,009 for the quarter ended March 31, 2022. As of December 31, 2022, and for the quarter ended March 31, 2023, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $2,954,465 for the quarter ended March 31, 2023 and $3,644,058 for the quarter ended March 31, 2022, a decrease of $689,593.

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

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $21,986,607 as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31 2023 and December 31, 2022, we had cash of $221,679 and $751,017, respectively, and working capital (deficit) of ($332,023) and $193,033, respectively. We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

On January 10, 2023 and March 31, 2023, the Company sold 675,000 and 50,000 shares of common stock, respectively, for $1.00 per share in the total amount of $725,000.

During the quarter ended March 31, 2023, we had net cash flow used in operating activities of $1,251,746. The cash flow used in operating activities resulted primarily from the net loss for the period, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, and amortization of debt discounts.

We had net cash flow provided by investing activities of $0 for the quarter ended March 31, 2023. The cash provided by investing activities was primarily the result of net sales and purchases of marketable securities.

We had net cash flow provided by financing activities of $722,408 for the quarter ended March 31, 2023. The cash provided by financing activities was primarily the result of proceeds from sales of the Company’s Common Stock in the amount of $725,000.

As a result of the foregoing, the Company had a net decrease in cash of $529,338 during the quarter ended March 31, 2023.

Subsequent to March 31, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the amount of $100,000, payable on demand, with an interest rate of 1% per annum.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of the date of this Annual Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2023, the Company sold 725,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $725,000.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement dated February 16, 2023, by and between Thomas McNeill, the Company’s Senior Vice President and Chief Financial Officer, and the Company, (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2023).

10.2	Consulting Agreement dated April 26, 2023, by and between Marc Weiner and the Company, (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: May 12, 2023	By:	/s/ John Sganga
John Sganga Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Thomas McNeill
Thomas McNeill Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)