Form 10-Q
period 2023-06-30
Optimus Healthcare Services, Inc.
filed 2023-08-09
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of common shares outstanding as of August 4, 2023 was 39,967,598.

i

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$197,121	$751,017
Accounts receivable, net	426,455	525,064
Notes receivable	200,000	200,689
Deposits and prepaid expenses	122,401	104,877
Investment in marketable securities	-	144,199
Total current assets	945,977	1,725,846

Right-of-use asset	305,818	339,614
Property, plant and equipment, net	69,082	56,196
Intangible assets	2,250	2,750
Goodwill	815,500	815,500
Total Assets	$2,138,627	$2,939,906

Liabilities & Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,113,438	$738,395
Accrued liabilities	545,127	581,802
Line of credit	137,746	140,060
Notes payable, related party	950,000	200
Convertible notes payable, net of discount	3,333,096	-
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	69,738	67,052
Total current liabilities	6,154,449	1,532,813

Operating lease liability, non-current	247,825	283,092
Convertible notes payable, net of discount	-	2,759,961
Paycheck protection program loan	4,083	6,562
Total Liabilities	6,406,357	4,582,428

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 39,967,598 and 38,286,598 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	39,968	38,287
Common stock to be issued	-	1,206
Additional paid in capital	20,532,830	17,343,671
Accumulated deficit	(24,846,510)	(19,032,561)
Controlling interest	(4,265,604)	(1,641,289)
Non-controlling interest	(2,126)	(1,233)
Total Stockholders’ (Deficit) Equity	(4,267,730)	(1,642,522)
Total Liabilities and Stockholders’ (Deficit) Equity	$2,138,627	$2,939,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Revenue	$322,414	$344,157	$594,056	$653,786

Cost of sales	59,158	68,676	139,182	136,853

Gross profit	263,256	275,481	454,874	516,933

Operating expenses:
Stock based compensation	1,183,518	1,405,192	2,601,461	3,886,702
Personnel expenses	844,196	584,775	1,730,452	1,042,311
General and administrative expenses	600,536	585,550	1,027,089	1,233,000
Professional fees	62,200	171,684	203,479	358,151
Total operating expenses	2,690,450	2,747,201	5,562,481	6,520,164

Loss from operations	(2,427,194)	(2,471,720)	(5,107,607)	(6,003,231)

Other income (expense):
Amortization of debt discount	(288,151)	(277,761)	(573,136)	(548,993)
Interest expense	(114,796)	(68,165)	(218,584)	(118,724)
Net (loss) gain from investments	(32,211)	(82,714)	78,510	(96,479)
Interest income	4,000	-	8,000	-
Total other income (expense)	(431,158)	(428,640)	(705,210)	(764,196)

Loss before income tax benefit (expense)	(2,858,352)	(2,900,360)	(5,812,817)	(6,767,427)

Income tax benefit (expense)	(2,025)	(889,625)	(2,025)	(666,616)

Net loss	$(2,860,377)	$(3,789,985)	$(5,814,842)	$(7,434,043)

Net loss attributable:
Non-controlling interest	(474)	51	(893)	7
Common stockholders	(2,859,903)	(3,790,036)	(5,813,949)	(7,434,050)
Net loss	$(2,860,377)	$(3,789,985)	$(5,814,842)	$(7,434,043)

Basic and diluted earnings per share on net loss	$(0.07)	$(0.10)	$(0.15)	$(0.20)

Weighted average shares outstanding - basic and diluted	40,116,769	38,974,598	39,967,476	37,538,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2022	1,102	2	8,105,724	8,106	38,286,598	38,287	1,206,000	1,206	17,343,671	(19,032,561)	(1,233)	(1,642,522)

Issuance of common stock previously in common stock to be issued	-	-	-	-	1,206,000	1,206	(1,206,000)	(1,206)	-	-	-	-

Sale of common stock	-	-	-	-	725,000	725	-	-	724,275	-	-	725,000

Restricted stock units	-	-	-	-	-	-	-	-	206,755	-	-	206,755

Stock based compensation	-	-	-	-	-	-	-	-	1,211,188	-	-	1,211,188

Net loss	-	-	-	-	-	-	-	-	-	(2,954,046)	(419)	(2,954,465)

Balance March 31, 2023	1,102	2	8,105,724	8,106	40,217,598	40,218	-	-	19,485,889	(21,986,607)	(1,652)	(2,454,044)

Redemption of stock	-	-	-	-	(250,000)	(250)	-	-	(136,577)	-	-	(136,827)

Restricted stock units	-	-	-	-	-	-	-	-	188,795	-	-	188,795

Stock based compensation	-	-	-	-	-	-	-	-	994,723	-	-	994,723

Net loss	-	-	-	-	-	-	-	-	-	(2,859,903)	(474)	(2,860,377)

Balance June 30, 2023	1,102	2	8,105,724	8,106	39,967,598	39,968	-	-	20,532,830	(24,846,510)	(2,126)	(4,267,730)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
UNAUDITED

	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(5,814,842)	$(7,434,043)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,166	202,716
Stock-based compensation	2,601,461	3,886,703
Net loss (gain) from investments	(78,510)	96,479
Amortization of debt discount	573,136	548,993
Right-of-use asset	1,215	2,303
Income tax benefit	-	666,616
Changes in operating assets & liabilities		-
Accounts receivable and notes receivable	99,298	(135,033)
Deposits & prepaid expenses	(17,524)	(345)
Accounts payable	375,043	8,010
Accrued liabilities	(36,675)	5,023
Net cash used in operating activities	(2,290,232)	(2,152,578)

Cash Flows from Investing Activities:
Cash acquired in business combination	-	9,000
Sales of marketable securities	936,330	2,203,666
Purchase of marketable securities	(713,622)	(1,403,666)
Acquisition of fixed assets	(19,552)	(7,496)
Net cash provided by investing activities	203,156	801,504

Cash Flows from Financing Activities:
Sale of common stock	725,000	375,000
Redemption of common stock	(136,827)	-
Proceeds from convertible notes payable	-	1,935,000
Proceeds from notes payable, related party	949,800	-
(Payments) proceeds from PPP loan	(2,479)	(2,045)
Payments on line of credit	(2,314)	(6,068)
Net cash provided by financing activities	1,533,180	2,301,887

(Decrease) increase in Cash	(553,896)	950,813

Cash at beginning of period	751,017	260,838

Cash at end of period	$197,121	$1,211,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	2023	2022
Supplemental Cash Flow Information
Cash paid for interest	$200,700	$99,000
Cash paid for income taxes	$0	$0

Non-cash investing and financing activities:
Common stock issued for business combination	$0	$0

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

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related condensed disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2022. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. All adjustments are of a normal recurring nature.The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	—	—	$144,199	—	—

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $197,121 and $751,017 as of June 30, 2023 and December 31, 2022, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2023 and December 31, 2022 was $0 and $363,153, respectively.

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

As of June 30, 2023, there was one customer representing 11.1% of our accounts receivable. There were no accounts receivables from certain customers that exceed 10% as of December 31, 2022.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. During the three months ended June 30, 2023, there was one customer representing 10.9% of our revenues. During the six months ended June 30, 2023 and the three and six months ended June 30, 2022, there were no customers exceeding 10.0% of our revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. As of June 30, 2023 and December 31, 2022, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the three months ended June 30, 2023 and 2022, the Company recorded $1,183,518 and $1,405,192 in stock compensation expense, respectively. Stock compensation expense for the three months ended June 30, 2023, included an expense of $188,795 related to Restricted Stock Units (“RSUs”). For the six months ended June 30, 2023 and 2022, the Company recorded $2,601,461 and $3,886,702 in stock compensation expense, respectively. Stock compensation expense for the six months ended June 30, 2023 included an expense of $395,550 related to Restricted Stock Units (“RSUs”).

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three and six months ended June 30, 2023 there were no advertising expenses. For the Three and six months ended June 30, 2022 advertising expense was $7,400 and $17,150, respectively.

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

	Six Months Ended June 30,
	2023	2022
Warrants	1,705,000	1,705,000
Stock options	2,078,750	987,500
Convertible notes payable	4,400,000	4,400,000
Preferred stock	406,664	406,664
Total	8,590,414	7,499,164

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

Right-of-use asset is summarized below:

	June 30,	December 31,
	2023	2022
Office lease	$456,819	$456,819
Equipment lease	5,611	2,063
Less: accumulated amortization	(156,612)	(119,268)
Right-of-use asset, net	$305,818	$339,614

Operating lease liability is summarized below:

	June 30,	December 31,
	2023	2022
Office lease	$316,513	$348,081
Equipment lease	1,050	2,063
Less: current portion	(69,738)	(67,052)
Long term portion	247,825	283,092

Maturity of the lease liability is as follows:

June 30,
2023
Fiscal year ending December 31, 2023	$45,849
Fiscal year ending December 31, 2024	91,335
Fiscal year ending December 31, 2025	93,837
Fiscal year ending December 31, 2026	88,269
Fiscal year ending December 31, 2027	49,677
368,967
Present value discount	(51,404)
Lease liability	$317,563

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2023 and December 31, 2022, the Company had $197,121 and $751,017 in cash and $5,208,472 in working capital deficit and $193,033 in working capital at June 30, 2023 and December 31, 2022, respectively.  For the six months ended June 30, 2023 and 2022, the Company had a net loss of $5,814,842 and $7,434,043, respectively. For the three months ended June 30, 2023 and 2022, the Company had a net loss of $2,860,377 and $3,789,985, respectively. Continued losses may adversely affect the liquidity of the Company in the future. At June 30, 2023 and December 31, 2022, the Company had accumulated deficits of $24,846,510 and $19,032,561, respectively.

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

The Company has a total of $4.4 million in aggregate principal convertible notes outstanding, of which $2.2 million each matures on May 25, 2024 and June 7, 2024 respectively, and also has a demand note outstanding of $950,000. In addition, the Company has operating costs and expenses at the present time for development of its business activities for which the Company will be required to raise additional capital over the next twelve months to meet its current administrative expenses and any debt as it may come due, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities and/or convertible notes. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

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

Vitality Rx is an early stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. It will maintain inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  Vitality Rx is in a preliminary stage as a business plan is being constructed.

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

7. Disposition of wholly-owned subsidiary

On December 7, 2022, the Company entered into a stock acquisition agreement with its wholly-owned subsidiary Painscript and certain shareholders of Painscript pursuant to which the Company agreed to exchange 100% of the outstanding shares of Painscript for 2,000,000 shares of the Company’s common stock. In connection with the agreement, the Company and Painscript agreed to: (i) the cancellation of 400,000 earnout shares that were issuable to the former shareholders of Painscript; (ii) the Company provided a loan in the aggregate principal amount of $200,000 to Painscript to cover employee liabilities and general working capital as well as an additional $100,000 to cover liabilities of Painscript; (iii) termination of all employment agreements entered into with the former Painscript shareholders; (iv) receipt of resignations and releases from all former Painscript and Optimus Health employees; and consultants and (v) termination of the Painscript’s scientific advisory board.

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

8. Notes receivable

 Notes receivable consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Notes receivable	$200,000	$200,689

As mentioned in Note 7, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital.

9. Property, plant and equipment

Property, plant and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$76,249	$56,696
Computer equipment	23,896	23,896
	100,145	80,592
Less: Accumulated depreciation	(31,063)	(24,396)
Property, plant and equipment - net	$69,082	$56,196

Depreciation expense was $3,502 and $6,666 for the three and six months ended June 30, 2023, respectively, and $390 and $690 for the three and six months ended June, 30, 2022, respectively.

 10. Intangible assets

Intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Website	$3,000	$3,000
Less: Accumulated amortization	(750)	(250)
Intangible assets - net	$2,250	$2,750

Amortization expense was $250 and $500 for the three and six months ended June 30, 2023, respectively, and $102,874 and $202,026 for the three and six months ended June 30, 2022, respectively, and recorded within general and administrative expenses on the statement of operations.

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

The value of these marketable securities at June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Cost	$-	$327,440
Gross unrealized loss	-	(183,241)
Fair value	$-	$144,199

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $78,510 and ($96,479) in net gain (loss) from investments and has reported these securities as net gain (losses) from investments on the statement of operations during the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the net loss from investments consisted of $161,269 in unrealized gain and $82,759 of realized loss. For the six months ended June 30, 2022, the net loss from investments consisted of $144,081 in unrealized loss and $47,602 of realized gain.

12. Line of credit

As of June 30, 2023 and December 31, 2022, the balance of the line of credit was $137,746 and $140,060, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the six months ended June 30, 2023, the Company repaid $2,314 towards the line of credit balance.

13. Notes payable, related party

As of June 30, 2023 and December 31, 2022, the balance of the notes payable, related party was $950,000 and $200. The notes are outlined in the following table:

	June 30,	December 31,
	2023	2022
Notes payable, related party
$10,100, issued, no coupon, due on demand	$-	$200
$950,000, issued, 12% coupon, due on demand	950,000	-
Total long-term notes payable, related party	$950,000	$200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $296,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $218,238.

During the three months ended June 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $950,000 (received in several tranches), payable on demand with an interest rate of 12% per annum.

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

As of June 30, 2023, the non-current portion is $4,083 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the six months ended June 30, 2023, the Company repaid $2,479 on the PPP loan.

15. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of June 30, 2023 and December 31, 2022 was $3,333,096 and $2,759,961, respectively. As of June 30, 2023, the non-current portion is $0 and the current portion is $3,333,096.

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

Interest expense for the three and six months ended June 30, 2023 was $114,796 and $218,584, respectively, and for the three and six months ended June 30, 2022, was $68,165 and $118,724, respectively. Amortization of debt discount for the three and six months ended June 30, 2023 was $288,151 and $573,136, respectively, and for the three and six months ended June 30, 2022 was $277,761 and $548,993, respectively.

16. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 4,141,000 shares of its common stock through this offering.

During 2022, the Company raised $1,956,000, and during the six months ended June 30, 2023 the Company raised $725,000 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of June 30, 2023 and December 31, 2022, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of June 30, 2023 and December 31, 2022. The Series B Preferred has the following designations:

●	Convertible at option of holder with unanimous Board of Directors’ approval.

●	Convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding.

●	Voting: The holders of this Series of Preferred are entitled to whole number of votes equal to the number of shares of common stock.

Stock Redemption

On May 5, 2023, the Company entered into an agreement with Marc Weiner where he agreed to return 250,000 shares of common stock in exchange for $136,827 to help offset the cost of a pharmacy initiative to allow it to move forward with its strategic plan.

2021 Omnibus Equity Incentive Plan

On May 25, 2021, our Board of Directors and a majority of our stockholders adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards up to 15,000,000 shares. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

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

During the six months ended June 30, 2023, the Company granted 250,000 options with an exercise price of $1.39.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the six months ended June 30, 2023 is as follows:

Stock Price	$1.35
Exercise Price	$1.39
Dividend yield	0%
Expected volatility	232.13%
Risk-Free interest rate	4.02%
Expected life (in years)	6.26

Stock option activity for the period ended June 30, 2023 is summarized as follows:

		Weighted	Weighted
	Shares	Average Exercise Price	Average Remaining Term
Options outstanding January 1, 2023	5,895,000	$1.69	9.15 Years
Options granted	250,000	$1.39	10 Years
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding at June 30, 2023	6,145,000	$1.68	8.69 Years
Options exercisable at June 30, 2023	2,078,750	$1.72	8.23 Years

During the six months ended June 30, 2023 and 2022, the Company recorded a total of $2,601,461 and $3,886,702 in stock-based compensation expense, respectively. At June 30, 2023, there was $4,500,861 in unrecognized costs related to the stock options granted. As of June 30, 2023, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2022	2,000,000
RSUs granted	65,000
RSUs released	-
RSUs forfeited	-
RSUs outstanding at June 30, 2023	2,065,000

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the six months ended June 30, 2023, the Company recorded $395,550 in expense related to the RSUs, which was included as part of total stock-based compensation expense. The amount of unrecognized expense of $3,042,200 will be recognized over the next 4.50 years.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
	Shares	Average Exercise Price	Average Remaining Term
Warrants outstanding January 1, 2023	1,705,000	$1.25	4.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at June 30, 2023	1,705,000	$1.25	3.84 Years
Warrants exercisable at June 30, 2023	1,705,000	$1.25	3.84 Years

17. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of June 30, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

18. Subsequent events

Subsequent to June 30, 2023, the Company received additional loans from a related party, KORR Acquisitions Group, Inc.(“KORR”), in the amount of $450,000 payable on demand with an interest rate of 12% per annum. Outstanding demand loans received from KORR total $1,400,000.

On July 27, 2023, the Board of Directors terminated the employment of John Sganga, our President and CEO, and appointed Cliff Saffron as the interim CEO and President

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. All amounts in this Quarterly Report on Form 10-Q are in U.S. dollars, unless otherwise noted.

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

Vitality Rx is an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Assisted Living and Independent Living facilities throughout the tristate area.  The pharmacy anticipates maintaining an inventory of brand and generic medications needed to meet the needs of this population. In addition, Vitality Rx is exploring the possibility of providing IVIG to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  Vitality Rx is in a preliminary stage as a business plan is being constructed.

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

During the three months ended June 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $950,000 (received in several tranches), payable on demand with an interest rate of 12% per annum.

On July 27, 2023, the Board of Directors terminated the employment of John Sganga, our President and CEO, and appointed Cliff Saffron as the interim CEO and President as filed with the United States Securities and Exchange Commission on August 2, 2023.

OPTIMUS HEALTHCARE SERVICES, INC.
(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Revenue	$322,414	$344,157	$594,056	$653,786

Cost of sales	59,158	68,676	139,182	136,853

Gross profit	263,256	275,481	454,874	516,933

Operating expenses:
Stock based compensation	1,183,518	1,405,192	2,601,461	3,886,702
Personnel expenses	844,196	584,775	1,730,452	1,042,311
General and administrative expenses	600,536	585,550	1,027,089	1,233,000
Professional fees	62,200	171,684	203,479	358,151
Total operating expenses	2,690,450	2,747,201	5,562,481	6,520,164

Loss from operations	(2,427,194)	(2,471,720)	(5,107,607)	(6,003,231)

Other income (expense):
Amortization of debt discount	(288,151)	(277,761)	(573,136)	(548,993)
Interest expense	(114,796)	(68,165)	(218,584)	(118,724)
Net (loss) gain from investments	(32,211)	(82,714)	78,510	(96,479)
Interest income	4,000	-	8,000	-
Total other income (expense)	(431,158)	(428,640)	(705,210)	(764,196)

Loss before income tax benefit (expense)	(2,858,352)	(2,900,360)	(5,812,817)	(6,767,427)

Income tax benefit (expense)	(2,025)	(889,625)	(2,025)	(666,616)

Net loss	$(2,860,377)	$(3,789,985)	$(5,814,842)	$(7,434,043)

Results of Operations

Comparison of the Quarter Ended June 30, 2023 and 2022

Net Revenues

Net Revenues were $322,414 for the quarter ended June 30, 2023 and $344,157 for the quarter ended June 30, 2022, a decrease of $21,743. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The decrease in Revenues were the result of timing of services provided.

Cost of Sales

Cost of Sales were $59,158 for the quarter ended June 30, 2023 and $68,676 for the quarter ended June 30, 2022, a decrease of $9,518. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $263,256 for the quarter ended June 30, 2023 and $275,481 for the quarter ended June 30, 2022, a decrease of $12,225. The decrease in gross profit was a result of decreased sales in 2023 of $21,743, as well as the revenue mix and the related higher costs.

Stock-Based Compensation

Stock based compensation was $1,183,518 for the quarter ended June 30, 2023 and $1,405,192 for the quarter ended June 30, 2022, a decrease of $221,674. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated options during the fourth quarter of 2022.

Personnel Expenses

Personnel expenses were $844,196 for the quarter ended June 30, 2023 and $584,775 for the quarter ended June 30, 2022, an increase of $259,421. Personnel expenses consist primarily of executive employment agreements, and employee salaries and payroll taxes related to CRA and Vitality Rx due to increased operating activities.

General and Administrative Expenses

General and administrative expenses were $600,536 for the quarter ended June 30, 2023 and $585,550 for the quarter ended June 30, 2022, a increase of $14,986. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The increase was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $369,000 related to its Painscript activities during the quarter ended June 30, 2022, as compared to none during the quarter ended June 30, 2023. This was offset in part by increases in consulting fees related to its filing requirements with the Securities and Exchange Commission and other administrative activities, and employee benefit and recruiting costs.

Professional Fees

Professional Fees were $62,200 for the quarter ended June 30, 2023 and $171,684 for the quarter ended June 30, 2022, a decrease of $109,484 due primarily as a result of bringing the accounting services inhouse. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $2,427,194 for the quarter ended June 30, 2023 and $2,471,720 for the quarter ended June 30, 2022, a decrease of $44,526 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $288,151 for the quarter ended June 30, 2023 and $277,761 for the quarter ended June 30, 2022, an increase of $10,390.

Interest Expense

Interest expense was $114,796 for the quarter ended June 30, 2023 and $68,165 for the quarter ended June 30, 2022, an increase of $46,631. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of new convertible debt issued in 2022, as well as the demand note issued during 2023, and the resultant interest expense.

Net Gain (loss) from Investments

Net gain (loss) from investments was ($32,211) for the quarter ended June 30, 2023 and ($82,714) for the quarter ended June 30, 2022, a decrease in loss of $50,503. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the quarter ended June 30, 2023, the net loss from investments consisted of $32,211 of realized losses. For the quarter ended June 30, 2022, the net loss from investments consisted of $144,081 in unrealized losses and $61,367 of realized gains.

Interest Income

Interest income was $4,000 for the quarter ended June 30, 2023 and $0 for the quarter ended June 30, 2022, an increase of $4,000. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $2,025 for the quarter ended June 30, 2023 and $889,625 for the quarter ended June 30, 2022. As of December 31, 2022, and for the quarter ended June 30, 2023 and June 30, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $2,860,377 for the quarter ended June 30, 2023 and $3,789,985 for the quarter ended June 30, 2022, a decrease of $929,608.

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Revenues

Net Revenues were $594,056 for the six months ended June 30, 2023 and $653,786 for the six months ended June 30, 2022, a decrease of $59,730. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The decrease in Revenues were the result of timing of services provided.

Cost of Sales

Cost of Sales were $139,182 for the six months ended June 30, 2023 and $136,853 for the six months ended June 30, 2022, an increase of $2,329. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $454,874 for the six months ended June 30, 2023 and $516,933 for the six months ended June 30, 2022, a decrease of $62,059. The decrease in gross profit was a result of decreased sales in 2023 of $59,730, as well as the revenue mix and the related higher costs.

Stock-Based Compensation

Stock based compensation was $2,601,461 for the six months ended June 30, 2023 and $3,886,702 for the six months ended June 30, 2022, a decrease of $1,285,241. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated options during the fourth quarter of 2022.

Personnel Expenses

Personnel expenses were $1,730,452 for the six months ended June 30, 2023 and $1,042,311 for the six months ended June 30, 2022, an increase of $688,141. Personnel expenses consist primarily of executive employment agreements, and employee salaries and payroll taxes related to CRA and Vitality Rx due to increased operating activities.

General and Administrative Expenses

General and administrative expenses were $1,027,089 for the six months ended June 30, 2023 and $1,233,000 for the six months ended June 30, 2022, a decrease of $205,911. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $741,000 related to its Painscript activities during the six months ended June 30, 2022, as compared to none during the six months ended June 30, 2023. This was offset in part by increases in consulting fees related to its filing requirements with the Securities and Exchange Commission and other administrative activities, and employee benefit and recruiting costs.

Professional Fees

Professional Fees were $203,479 for the six months ended June 30, 2023 and $358,151 for the six months ended June 30, 2022, a decrease of $154,672 due primarily as a result of bringing the accounting services inhouse. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $5,107,607 for the six months ended June 30, 2023 and $6,003,231 for the six months ended June 30, 2022, a decrease of $895,624 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $573,136 for the six months ended June 30, 2023 and $548,993 for the six months ended June 30, 2022, an increase of $24,143.

Interest Expense

Interest expense was $218,584 for the six months ended June 30, 2023 and $118,724 for the six months ended June 30, 2022, an increase of $99,860. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of new convertible debt issued in 2022, as well as the demand note issued during 2023, and the resultant interest expense.

Net Gain (loss) from Investments

Net gain (loss) from investments was $78,510 for the six months ended June 30, 2023 and ($96,479) for the six months ended June 30, 2022, an increase of $174,989. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the six months ended June 30, 2023, the net gain from investments consisted of $161,269 in unrealized gains and $82,759 of realized losses. For the six months ended June 30, 2022, the net loss from investments consisted of $144,081 in unrealized losses and $47,602 of realized gains.

Interest Income

Interest income was $8,000 for the six months ended June 30, 2023 and $0 for the six months ended June 30, 2022, an increase of $8,000. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $2,025 for the six months ended June 30, 2023 and $666,616 for the six months ended June 30, 2022. As of December 31, 2022, and for the six months ended June 30, 2023 and June 30, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $5,814,842 for the six months ended June 30, 2023 and $7,434,043 for the six months ended June 30, 2022, a decrease of $1,619,201.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. During the three months ended June 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. (“KORR”) in the total amount of $950,000 (received in several tranches), payable on demand with an interest rate of 12% per annum. Subsequent to June 30, 2023, the Company received additional loans from KORR, in the amount of $450,000 and outstanding demand loans received from KORR total $1,400,000.

Substantial additional financing will continue to be needed by the Company to fund its operations and to commercially develop its services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private offerings of Common Stock, public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $24,846,510 as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2023 and December 31, 2022, we had cash of $197,121 and $751,017, respectively. Our working capital (deficit) at June 30, 2023 was ($5,208,472), this deficit increased primarily by the now current nature of our convertible notes, net of discount in the amount of $3,333,096, and was $193,033 at December 31, 2022. We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

On January 10, 2023 and March 31, 2023, the Company sold 675,000 and 50,000 shares of common stock, respectively, for $1.00 per share in the total amount of $725,000.

During the six months ended June 30, 2023, we had net cash flow used in operating activities of $2,290,232. The cash flow used in operating activities resulted primarily from the net loss for the period, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, and amortization of debt discounts.

We had net cash flow provided by investing activities of $203,156 for the six months ended June 30, 2023. The cash provided by investing activities was primarily the result of net sales and purchases of marketable securities in the amount of $222,708, offset by purchases of fixed assets in the amount of $19,552.

We had net cash flow provided by financing activities of $1,533,180 for the six months ended June 30, 2023. The cash provided by financing activities was primarily the result of proceeds from demand notes issued to KORR in the amount of $950,000 and sales of the Company’s Common Stock in the amount of $725,000. This amount was primarily offset by a redemption of common stock in the amount of $136,827 to offset the cost of a pharmacy initiative to allow it to move forward with its strategic plan.

As a result of the foregoing, the Company had a net decrease in cash of $553,896 during the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2023, the Company sold 725,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $725,000. There were no equity securities sold from April 1, 2023 to the end of our quarter June 30, 2023.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $950,000 (received in several tranches), payable on demand with an interest rate of 12% per annum. A copy of the note is attached hereto as exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Demand Note, dated May 30, 2023, by and between the Company and KORR Acquisitions Group, Inc.*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith
***	Certain persuaded identifiable information has been omitted pursuant to item 601(a)(6) of Regulation S-K. The Company hereby agrees to furnish the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: August 9, 2023	By:	/s/ Cliff Saffron
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Thomas McNeill
Thomas McNeill Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)