Form 10-Q
period 2023-09-30
Optimus Healthcare Services, Inc.
filed 2023-11-08
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of common shares outstanding as of November 3, 2023 was 39,967,598.

i

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$200,368	$751,017
Accounts receivable, net	570,466	525,064
Inventory	6,979	-
Notes receivable	201,333	200,689
Deposits and prepaid expenses	134,730	104,877
Investment in marketable securities	-	144,199
Total current assets	1,113,876	1,725,846

Right-of-use asset	337,781	339,614
Property, plant and equipment, net	80,351	56,196
Intangible assets	2,000	2,750
Goodwill	815,500	815,500
Total Assets	$2,349,508	$2,939,906

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$1,080,473	$738,395
Accrued liabilities	667,413	581,802
Line of credit	136,742	140,060
Notes payable, related party	1,650,000	200
Convertible notes payable, net of discount	3,624,414	-
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	94,105	67,052
Total current liabilities	7,258,451	1,532,813

Operating lease liability, non-current	251,615	283,092
Convertible notes payable, net of discount	-	2,759,961
Paycheck protection program loan	2,839	6,562
Total Liabilities	7,512,905	4,582,428

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 39,967,598 and 38,286,598 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	39,968	38,287
Common stock to be issued	200	1,206
Additional paid in capital	21,415,082	17,343,671
Accumulated deficit	(26,624,036)	(19,032,561)
Controlling interest	(5,160,678)	(1,641,289)
Non-controlling interest	(2,719)	(1,233)
Total Stockholders’ (Deficit) Equity	(5,163,397)	(1,642,522)
Total Liabilities and Stockholders’ (Deficit) Equity	$2,349,508	$2,939,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

UNAUDITED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Revenue	$453,717	$347,159	$1,047,773	$1,000,945

Cost of sales	79,750	65,020	218,932	201,873

Gross profit	373,967	282,139	828,841	799,072

Operating expenses:
Stock based compensation	682,452	1,304,512	3,283,913	5,191,214
Personnel expenses	448,836	715,028	2,179,288	1,757,339
General and administrative expenses	472,544	517,636	1,499,633	1,750,636
Professional fees	116,437	114,276	319,916	472,427
Total operating expenses	1,720,269	2,651,452	7,282,750	9,171,616

Loss from operations	(1,346,302)	(2,369,313)	(6,453,909)	(8,372,544)

Other income (expense):
Amortization of debt discount	(291,318)	(291,318)	(864,454)	(840,311)
Interest expense	(144,499)	(104,291)	(363,083)	(223,015)
Loss on extinguishment of debt & accounts payable	-	(264,261)	-	(264,261)
Net (loss) gain from investments	-	(61,111)	78,510	(157,590)
Interest income	4,000	7	12,000	7
Total other income (expense)	(431,817)	(720,974)	(1,137,027)	(1,485,170)

Loss before income tax benefit (expense)	(1,778,119)	(3,090,287)	(7,590,936)	(9,857,714)

Income tax benefit (expense)	-	-	(2,025)	(666,616)

Net loss	$(1,778,119)	$(3,090,287)	$(7,592,961)	$(10,524,330)

Net loss attributable:
Non-controlling interest	(593)	(77)	(1,486)	(70)
Common stockholders	(1,777,526)	(3,090,210)	(7,591,475)	(10,524,260)
Net loss	$(1,778,119)	$(3,090,287)	$(7,592,961)	$(10,524,330)

Basic and diluted earnings per share on net loss	$(0.04)	$(0.08)	$(0.19)	$(0.27)

Weighted average shares outstanding - basic and diluted	39,967,598	40,173,220	39,967,517	38,425,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2022	1,102	$2	8,105,724	$8,106	38,286,598	$38,287	1,206,000	$1,206	$17,343,671	$(19,032,561)	$(1,233)	$(1,642,522)

Issuance of common stock previously in common stock to be issued	-	-	-	-	1,206,000	1,206	(1,206,000)	(1,206)	-	-	-	-

Sale of common stock	-	-	-	-	725,000	725	-	-	724,275	-	-	725,000

Restricted stock units	-	-	-	-	-	-	-	-	206,755	-	-	206,755

Stock based compensation	-	-	-	-	-	-	-	-	1,211,188	-	-	1,211,188

Net loss	-	-	-	-	-	-	-	-	-	(2,954,046)	(419)	(2,954,465)

Balance March 31, 2023	1,102	2	8,105,724	8,106	40,217,598	40,218	-	-	19,485,889	(21,986,607)	(1,652)	(2,454,044)

Repurchase of stock	-	-	-	-	(250,000)	(250)	-	-	(136,577)	-	-	(136,827)

Restricted stock units	-	-	-	-	-	-	-	-	188,795	-	-	188,795

Stock based compensation	-	-	-	-	-	-	-	-	994,723	-	-	994,723

Net loss	-	-	-	-	-	-	-	-	-	(2,859,903)	(474)	(2,860,377)

Balance June 30, 2023	1,102	2	8,105,724	8,106	39,967,598	39,968	-	-	20,532,830	(24,846,510)	(2,126)	(4,267,730)

Sale of common stock	-	-	-	-	-	-	200,000	200	199,800	-	-	200,000

Restricted stock units	-	-	-	-	-	-	-	-	(384,690)	-	-	(384,690)

Stock based compensation	-	-	-	-	-	-	-	-	1,067,142	-	-	1,067,142

Net loss	-	-	-	-	-	-	-	-	-	-	-	-
										(1,777,526)	(593)	(1,778,119)
Balance September 30, 2023	1,102	$2	8,105,724	$8,106	39,967,598	$39,968	200,000	$200	$21,415,082	$(26,624,036)	$(2,719)	$(5,163,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2021	10,000,001	$10,001	8,105,724	$8,106	26,225,974	$26,226	-	$-	$13,676,762	$(8,307,686)	$(925)	$5,412,484

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Stock based compensation	-	-	-	-	-	-	-	-	2,481,510	-	-	2,481,510

Net loss	-	-	-	-	-	-	-	-	0	(3,644,014)	(44)	(3,644,058)

Balance March 31, 2022	1,102	$2	8,105,724	$8,106	38,974,598	$38,975	-	$-	$16,623,022	$(11,951,700)	$(969)	$4,717,436

Sale of common stock	-	-	-	-	-	-	375,000	375	374,625	-	-	375,000

Common stock issued with convertible debt	-	-	-	-	-	-	200,000	200	111,647	-	-	111,847

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	857,835	-	-	857,835

Stock based compensation	-	-	-	-	-	-	-	-	1,405,193	-	-	1,405,193

Net loss	-	-	-	-	-	-	-	-	-	(3,790,036)	51	(3,789,985)

Balance June 30, 2022	1,102	2	8,105,724	8,106	38,974,598	38,975	575,000	575	19,372,322	(15,741,736)	(918)	3,677,326

Sale of common stock	-	-	-	-	375,000	375	-	-	374,625	-	-	375,000

Issuance of common stock previously in common stock to be issued	-	-	-	-	575,000	575	(575,000)	(575)	-	-	-	-

Stock issued to satisfy debt and accounts payable	-	-	-	-	362,000	362	-	-	560,738	-	-	561,100

Stock based compensation	-	-	-	-	-	-	-	-	1,304,512	-	-	1,304,512

Net loss	-	-	-	-	-	-	-	-	-	(3,090,210)	(77)	(3,090,287)

Balance September 30, 2022	1,102	$2	8,105,724	$8,106	40,286,598	$40,287	-	$-	$21,612,197	$(18,831,946)	$(995)	$2,827,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

UNAUDITED

	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(7,592,961)	$(10,524,330)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,026	200,766
Stock-based compensation	3,283,913	5,191,214
Net loss (gain) from investments	(78,510)	157,590
Loss on extinguishment of debt & accounts payable	-	264,261
Amortization of debt discount	864,454	840,311
Right-of-use asset	(2,591)	3,324
Income tax benefit	-	666,616
Changes in operating assets & liabilities
Accounts receivable and notes receivable	(46,046)	(128,238)
Inventory	(6,979)	-
Deposits & prepaid expenses	(29,853)	(16,081)
Accounts payable	342,078	104,176
Accrued liabilities	85,611	207,762
Net cash used in operating activities	(3,168,858)	(3,032,629)

Cash Flows from Investing Activities:
Cash acquired in business combination	-	9,000
Sales of marketable securities	936,330	2,203,666
Purchase of marketable securities	(713,622)	(1,403,666)
Acquisition of fixed assets	(35,431)	(29,384)
Net cash provided by investing activities	187,277	779,616

Cash Flows from Financing Activities:
Sale of common stock	925,000	750,000
Redemption of common stock	(136,827)	-
Proceeds from convertible notes payable	-	1,935,000
Proceeds from notes payable, related party	1,649,800	-
(Payments) proceeds from PPP loan	(3,723)	(3,686)
Payments on line of credit	(3,318)	(8,263)
Net cash provided by financing activities	2,430,932	2,673,051

(Decrease) increase in Cash	(550,649)	420,038

Cash at beginning of period	751,017	260,838

Cash at end of period	$200,368	$680,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022
Supplemental Cash Flow Information
Cash paid for interest	$200,700	$99,000
Cash paid for income taxes	$2,025	$0

Non-cash investing and financing activities:
Common stock issued for business combination	$0	$0

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

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related condensed disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2022. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. All adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	—	—	$144,199	—	—

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $200,368 and $751,017 as of September 30, 2023 and December 31, 2022, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2023 and December 31, 2022 was $0 and $363,153, respectively.

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

As of September 30, 2023, and December 31, 2022, there were no customers that exceeded 10% of accounts receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventories are comprised of finished goods.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the three and nine months ended September 30, 2023, there were no customers exceeding 10% of our revenues. During the three and nine months ended September 30, 2022 there were no customers exceeding 10% of our revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. As of September 30, 2023 and December 31, 2022, we determined that there was no goodwill impairment.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the three months ended September 30, 2023 and 2022, the Company recorded $682,452 and $1,304,512 in stock compensation expense, respectively. Stock compensation expense for the three months ended September 30, 2023, included stock option expense of $1,067,142 offset by a recovery of $384,690 related to Restricted Stock Units (“RSUs”). For the nine months ended September 30, 2023 and 2022, the Company recorded $3,283,913 and $5,191,214 in stock compensation expense, respectively. Stock compensation expense for the nine months ended September 30, 2023 included an expense of $10,860 related to Restricted Stock Units (“RSUs”).

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three and nine months ended September 30, 2023 there were no advertising expenses. For the three and nine months ended September 30, 2022 advertising expense was $0 and $17,150, respectively.

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

	Nine Months Ended September 30,
	2023	2022
Warrants	1,705,000	1,705,000
Stock options	1,075,000	1,735,625
Convertible notes payable	4,400,000	4,400,000
Preferred stock	406,664	406,664
Total	7,586,664	8,247,289

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

3. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on December 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Suite 304, Westbury, New York, 11590. The following table illustrates the base monthly rent amounts over the remaining term of the lease:

Rent Periods	Base Rent
January 1, 2023 to August 31, 2023	$5,591
September 1, 2023 to August 31, 2024	$5,739
September 1, 2024 to August 31, 2025	$5,891
September 1, 2025 to August 31, 2026	$6,048
September 1, 2026 to August 31, 2027	$6,210

The Company entered into a lease agreement commencing on July 1, 2023 through June 30, 2026, for 2,153 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. In addition, the Company has the right to renew the lease for an additional 5-year term. The following table illustrates the base monthly rent amounts over the term of the lease:

Rent Periods	Base Rent
July 1, 2023 to June 30, 2024	$3,678
July 1, 2024 to June 30, 2025	$3,769
July 1, 2025 to June 30, 2026	$3,864

The Company has an equipment lease commencing on January 1, 2021 through December 1, 2023. The contract requires payments of $179 per month.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5% and 12%, respectively for the above two leases, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations.

Right-of-use asset is summarized below:

	September 30,	December 31,
	2023	2022
Office lease	$485,129	$456,819
Equipment lease	5,611	2,063
Less: accumulated amortization	(152,959)	(119,268)
Right-of-use asset, net	$337,781	$339,614

Operating lease liability is summarized below:

	September 30,	December 31,
	2023	2022
Office lease	$344,670	$348,081
Equipment lease	1,050	2,063
Less: current portion	(94,105)	(67,052)
Long term portion	251,615	283,092

Maturity of the lease liability is as follows:

September 30,
2023
Fiscal year ending December 31, 2023	$28,788
Fiscal year ending December 31, 2024	114,163
Fiscal year ending December 31, 2025	117,123
Fiscal year ending December 31, 2026	96,406
Fiscal year ending December 31, 2027	49,677
406,157
Present value discount	(60,437)
Lease liability	$345,720

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2023 and December 31, 2022, the Company had $200,368 and $751,017 in cash and $6,144,575 in working capital deficit and $193,033 in working capital at September 30, 2023 and December 31, 2022, respectively.  For the nine months ended September 30, 2023 and 2022, the Company had a net loss of $7,592,961 and $10,524,330 respectively. For the three months ended September 30, 2023 and 2022, the Company had a net loss of $1,778,119 and $3,090,287, respectively. Continued losses may adversely affect the liquidity of the Company in the future. At September 30, 2023 and December 31, 2022, the Company had accumulated deficits of $26,624,036 and $19,032,561, respectively.

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

The Company has a total of $4.4 million in aggregate principal convertible notes outstanding, of which $2.2 million each matures on May 25, 2024 and June 7, 2024 respectively, and also has a demand note outstanding of $1,650,000 at September 30, 2023. In addition, the Company has operating costs and expenses at the present time for development of its business activities for which the Company will be required to raise additional capital over the next twelve months to meet its current administrative expenses and any debt as it may come due, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities and/or convertible notes. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

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

On November 25, 2020, CRAAC acquired 100% of the outstanding equity interest in Clinical Research Alliance, Inc. (“CRA”). The Company determined that CRA was the accounting acquirer in the transaction. On September 1, 2021, Optimus exchanged $425,000 of debt it had loaned to CRAAC for 425,000 shares of CRAAC stock. After the exchange Optimus owns 99.88% of CRAAC.

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

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

8. Notes receivable

 Notes receivable consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Notes receivable	$201,333	$200,689

As mentioned in Note 7, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital.

9. Property, plant and equipment

Property, plant and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$92,126	$56,696
Computer equipment	23,896	23,896
	116,022	80,592
Less: Accumulated depreciation	(35,671)	(24,396)
Property, plant and equipment - net	$80,351	$56,196

Depreciation expense was $7,774 and $11,276 for the three and nine months ended September 30, 2023, respectively, and $978 and $1,668 for the three and nine months ended September, 30, 2022, respectively.

10. Intangible assets

Intangible assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Website	$3,000	$3,000
Less: Accumulated amortization	(1,000)	(250)
Intangible assets - net	$2,000	$2,750

Amortization expense was $250 and $750 for the three and nine months ended September 30, 2023, respectively, and $96,224 and $199,098, related to software amortization within Painscript’s activities, for the three and nine months ended September 30, 2022, respectively, and recorded within general and administrative expenses on the statement of operations.

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

The value of these marketable securities at September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Cost	$-	$327,440
Gross unrealized loss	-	(183,241)
Fair value	$-	$144,199

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $78,510 and ($157,590) in net gain (loss) from investments and has reported these securities as net gain (losses) from investments on the statement of operations during the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the net loss from investments consisted of $161,269 in unrealized gain and $82,759 of realized loss. For the nine months ended September 30, 2022, the net loss from investments consisted of $199,725 in unrealized loss and $42,135 of realized gain.

12. Line of credit

As of September 30, 2023 and December 31, 2022, the balance of the line of credit was $136,742 and $140,060, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the nine months ended September 30, 2023, the Company repaid $3,318 towards the line of credit balance.

13. Notes payable, related party

As of September 30, 2023 and December 31, 2022, the balance of the notes payable, related party was $1,650,000 and $200. The notes are outlined in the following table:

	September 30,	December 31,
	2023	2022
Notes payable, related party
$10,100, issued, no coupon, due on demand	$-	$200
$1,650,000, issued, 12% coupon, due on demand	1,650,000	-
Total notes payable, related party	$1,650,000	$200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $296,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $218,238.

During the nine months ended September 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,650,000 (received in several tranches), payable on demand with an interest rate of 12% per annum.

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

As of September 30, 2023, the non-current portion is $2,839 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the nine months ended September 30, 2023, the Company repaid $3,723 on the PPP loan.

15. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of September 30, 2023 and December 31, 2022 was $3,624,414 and $2,759,961, respectively. As of September 30, 2023, the non-current portion is $0 and the current portion is $3,624,414.

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

Interest expense for the three and nine months ended September 30, 2023 was $144,499 and $363,083, respectively, and for the three and nine months ended September 30, 2022, was $104,291 and $223,015, respectively. Amortization of debt discount for the three and nine months ended September 30, 2023 was $291,318 and $864,454, respectively, and for the three and nine months ended September 30, 2022 was $291,318 and $840,311, respectively.

16. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 4,341,000 shares of its common stock through this offering.

During 2022, the Company raised $1,956,000, and during the nine months ended September 30, 2023 the Company raised $925,000 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of September 30, 2023 and December 31, 2022, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of September 30, 2023 and December 31, 2022. The Series B Preferred has the following designations:

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

During the nine months ended September 30, 2023, the Company granted 250,000 options with an exercise price of $1.39, 140,000 options with an exercise price of $1.20, and 5,800,000 options with an exercise price of $1.25.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the nine months ended September 30, 2023 is as follows:

Stock Price	$1.25
Exercise Price	$1.25
Dividend yield	0%
Expected volatility	245.16%
Risk-Free interest rate	4.24%
Expected life (in years)	6.00

Stock option activity for the nine months ended September 30, 2023 is summarized as follows:

			Weighted
		Weighted	Average
	Shares	Average Exercise Price	Remaining Term
Options outstanding January 1, 2023	5,895,000	$1.69	9.15 Years
Options granted	6,190,000	$1.25	10 Years
Options exercised	-	-	-
Options cancelled	(1,890,000)	$1.65	-
Options outstanding at September 30, 2023	10,195,000	$1.43	9.17 Years
Options exercisable at September 30, 2023	1,075,000	$1.24	9.95 Years

During the nine months ended September 30, 2023 and 2022, the Company recorded a total of $3,283,913 and $5,191,214 in stock-based compensation expense, respectively. At September 30, 2023, there was $7,815,007 in unrecognized costs related to the stock options granted. As of September 30, 2023, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2022	2,000,000
RSUs granted	65,000
RSUs released	-
RSUs forfeited	(2,000,000)
RSUs outstanding at September 30, 2023	65,000

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the nine months ended September 30, 2023, the Company recorded $10,861 in expense related to the RSUs, which was included as part of total stock-based compensation expense. Included in this amount was $399,972 in expense offset by $389,111 in recovery due to cancelled RSUs. The amount of unrecognized expense of $76,889 will be recognized over the next 4.25 years.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2023	1,705,000	$1.25	4.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at September 30, 2023	1,705,000	$1.25	3.59 Years
Warrants exercisable at September 30, 2023	1,705,000	$1.25	3.59 Years

17. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of September 30, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

18. Subsequent events

Subsequent to September 30, 2023, the Company received additional loans from a related party, KORR Acquisitions Group, Inc.(“KORR”), in the amount of $70,000 payable on demand with an interest rate of 12% per annum. Outstanding demand loans received from KORR total $1,720,000.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Company,” “Optimus,” or “Optimus Healthcare Services” refer to Optimus Healthcare Services, Inc., individually, or as the context requires, collectively with its subsidiaries.

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

Our contracts with the community-based oncology practices and hospitals include specific budgets for particular services rendered. The contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the contract is executed with the balance of the contract fee payable either monthly or in installments upon the achievement of milestones over the study duration. Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Our contracts with our community-based oncology practices and hospitals result in the payment of fees for services rendered to the principal investigator that is conducting a particular clinical trial. The COVID-19 pandemic did not impact any open trials that were ongoing as CRA was able to conduct business remotely instead of through on-site visits. However, it did impact the number of new trials that were initiated in 2020 and 2021. The number of oncology trials rebounded in 2022 and 2023.

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

During the nine months ended September 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,650,000 (received in several tranches), payable on demand with an interest rate of 12% per annum.

On July 27, 2023, the Board of Directors terminated the employment of John Sganga, our President and CEO, and appointed Cliff Saffron as the interim CEO and President as filed with the United States Securities and Exchange Commission on August 2, 2023.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

UNAUDITED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Revenue	$453,717	$347,159	$1,047,773	$1,000,945

Cost of sales	79,750	65,020	218,932	201,873

Gross profit	373,967	282,139	828,841	799,072

Operating expenses:
Stock based compensation	682,452	1,304,512	3,283,913	5,191,214
Personnel expenses	448,836	715,028	2,179,288	1,757,339
General and administrative expenses	472,544	517,636	1,499,633	1,750,636
Professional fees	116,437	114,276	319,916	472,427
Total operating expenses	1,720,269	2,651,452	7,282,750	9,171,616

Loss from operations	(1,346,302)	(2,369,313)	(6,453,909)	(8,372,544)

Other income (expense):
Amortization of debt discount	(291,318)	(291,318)	(864,454)	(840,311)
Interest expense	(144,499)	(104,291)	(363,083)	(223,015)
Loss on extinguishment of debt & accounts payable	-	(264,261)	-	(264,261)
Net (loss) gain from investments	-	(61,111)	78,510	(157,590)
Interest income	4,000	7	12,000	7
Total other income (expense)	(431,817)	(720,974)	(1,137,027)	(1,485,170)

Loss before income tax benefit (expense)	(1,778,119)	(3,090,287)	(7,590,936)	(9,857,714)

Income tax benefit (expense)	-	-	(2,025)	(666,616)

Net loss	$(1,778,119)	$(3,090,287)	$(7,592,961)	$(10,524,330)

Results of Operations

Comparison of the Quarter Ended September 30, 2023 and 2022

Net Revenues

Net Revenues were $453,717 for the quarter ended September 30, 2023 and $347,159 for the quarter ended September 30, 2022, an increase of $106,558. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues were primarily the result of adding new trials and timing of services provided.

Cost of Sales

Cost of Sales were $79,750 for the quarter ended September 30, 2023 and $65,020 for the quarter ended September 30, 2022, an increase of $14,730. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $373,967 for the quarter ended September 30, 2023 and $282,139 for the quarter ended September 30, 2022, an increase of $91,828. The increase in gross profit was a result of increased sales in 2023 of $106,558, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was $682,452 for the quarter ended September 30, 2023 and $1,304,512 for the quarter ended September 30, 2022, a decrease of $622,060. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated options during the fourth quarter of 2022 and the termination of its then CEO in July 2023 and the impact of his terminated stock options and RSU’s.

Personnel Expenses

Personnel expenses were $448,836 for the quarter ended September 30, 2023 and $715,028 for the quarter ended September 30, 2022, a decrease of $266,192. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction of a bonus accrual of $125,000.

General and Administrative Expenses

General and administrative expenses were $472,544 for the quarter ended September 30, 2023 and $517,636 for the quarter ended September 30, 2022, a decrease of $45,092. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $149,000 related to its Painscript activities during the quarter ended September 30, 2022, as compared to none during the quarter ended September 30, 2023. This was offset in part by increases in corporate consulting fees related to evaluating certain business.

Professional Fees

Professional Fees were $116,437 for the quarter ended September 30, 2023 and $114,276 for the quarter ended September 30, 2022, an increase of $2,161. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $1,346,302 for the quarter ended September 30, 2023 and $2,369,313 for the quarter ended September 30, 2022, a decrease of $1,023,011 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $291,318 for the quarter ended September 30, 2023 and the quarter ended September 30, 2022.

Interest Expense

Interest expense was $144,499 for the quarter ended September 30, 2023 and $104,291 for the quarter ended September 30, 2022, an increase of $40,208. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of new convertible debt issued in 2022, as well as the demand note issued during 2023, and the resultant interest expense.

Loss on extinguishment of debt & accounts payable

The Company recorded a loss on extinguishment of debt & accounts payable in the amount of $264,261 for the three months ended September 30, 2022 as compared to none in the three months ended September 30, 2023.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the quarter ended September 30, 2023 and ($61,111) for the quarter ended September 30, 2022, a decrease in loss of $61,111 due to no investing activities during the quarter ended September 30, 2023. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the quarter ended September 30, 2023, the net loss from investments consisted of $0 realized losses. For the quarter ended September 30, 2022, the net loss from investments consisted of $55,644 in unrealized losses and $5,467 of realized lossees.

Interest Income

Interest income was $4,000 for the quarter ended September 30, 2023 and $7 for the quarter ended September 30, 2022, an increase of $3,993. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $0 for the quarter ended September 30, 2023 and for the quarter ended September 30, 2022. As of December 31, 2022, and for the quarter ended September 30, 2023 and September 30, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $1,778,119 for the quarter ended September 30, 2023 and $3,090,287 for the quarter ended September 30, 2022, a decreased loss of $1,312,168.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Revenues

Net Revenues were $1,047,773 for the nine months ended September 30, 2023 and $1,000,945 for the nine months ended September 30, 2022, an increase of $46,828. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in Revenues were the result of timing of services provided.

Cost of Sales

Cost of Sales were $218,932 for the nine months ended September 30, 2023 and $201,873 for the nine months ended September 30, 2022, an increase of $17,059. Cost of Sales consist primarily of outside physician services. The increase in cost of sales was a result of increased revenue, the mix of revenue and related costs.

Gross Profit

Gross profit was $828,841 for the nine months ended September 30, 2023 and $799,072 for the nine months ended September 30, 2022, an increase of $29,769. The increase in gross profit was a result of increased sales in 2023 of $17,059, as well as the revenue mix and the related higher costs.

Stock-Based Compensation

Stock based compensation was $3,283,913 for the nine months ended September 30, 2023 and $5,191,214 for the nine months ended September 30, 2022, a decrease of $1,907,301. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated options during the fourth quarter of 2022 and the termination of its then CEO in July 2023 and the impact of his terminated stock options and RSU’s.

Personnel Expenses

Personnel expenses were $2,179,288 for the nine months ended September 30, 2023 and $1,757,339 for the nine months ended September 30, 2022, an increase of $421,949. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses, and payroll taxes related to CRA and Vitality Rx due to increased operating activities, offset in part by the termination of its former CEO in July 2023 and the reduction of a bonus accrual of $125,000.

General and Administrative Expenses

General and administrative expenses were $1,499,633 for the nine months ended September 30, 2023 and $1,750,636 for the nine months ended September 30, 2022, a decrease of $251,003. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $890,000 related to its Painscript activities during the nine months ended September 30, 2022, as compared to none during the nine months ended September 30, 2023. This was offset in part by increases in consulting fees related to evaluating certain businesses and to its filing requirements with the Securities and Exchange Commission and other administrative activities, and employee benefit and recruiting costs.

Professional Fees

Professional Fees were $319,916 for the nine months ended September 30, 2023 and $472,427 for the nine months ended September 30, 2022, a decrease of $152,511 due primarily as a result of bringing the accounting services inhouse. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements.

Loss from Operations

The Company had a loss from operations of $6,453,909 for the nine months ended September 30, 2023 and $8,372,544 for the nine months ended September 30, 2022, a decrease of $1,918,635 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $864,454 for the nine months ended September 30, 2023 and $840,311 for the nine months ended September 30, 2022, an increase of $24,143.

Interest Expense

Interest expense was $363,083 for the nine months ended September 30, 2023 and $223,015 for the nine months ended September 30, 2022, an increase of $140,068. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of new convertible debt issued in 2022, as well as the demand note issued during 2023, and the resultant interest expense.

Loss on extinguishment of debt & accounts payable

The Company recorded a loss on extinguishment of debt & accounts payable in the amount of $264,261 for the nine months ended September 30, 2022 as compared to none in the nine months ended September 30, 2023.

Net Gain (loss) from Investments

Net gain (loss) from investments was $78,510 for the nine months ended September 30, 2023 and ($157,590) for the nine months ended September 30, 2022, an increase of $236,100. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the nine months ended September 30, 2023, the net gain from investments consisted of $161,269 in unrealized gains and $82,759 of realized losses. For the nine months ended September 30, 2022, the net loss from investments consisted of $199,726 in unrealized losses and $42,136 of realized gains.

Interest Income

Interest income was $12,000 for the nine months ended September 30, 2023 and $7 for the nine months ended September 30, 2022, an increase of $11,993. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $2,025 for the nine months ended September 30, 2023 and $666,616 for the nine months ended September 30, 2022. As of December 31, 2022, and for the nine months ended September 30, 2023 and September 30, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $7,592,961 for the nine months ended September 30, 2023 and $10,524,330 for the nine months ended September 30, 2022, a decreased loss of $2,931,369.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. During the nine months ended September 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. (“KORR”) in the total amount of $1,650,000 (received in several tranches), payable on demand with an interest rate of 12% per annum. Subsequent to September 30, 2023, the Company received additional loans from KORR, in the amount of $70,000 and outstanding demand loans received from KORR total $1,720,000.

Substantial additional financing will continue to be needed by the Company to fund its operations and to commercially develop its services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private offerings of Common Stock, public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next twelve months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $26,624,036 as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2023 and December 31, 2022, we had cash of $200,368 and $751,017, respectively. Our working capital (deficit) at September 30, 2023 was ($6,144,575), this deficit increased primarily by the now current nature of our convertible notes, net of discount in the amount of $3,624,414, and was $193,033 at December 31, 2022. We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

On January 10, 2023 and March 31, 2023, the Company sold 675,000 and 50,000 shares of common stock, respectively, for $1.00 per share in the total amount of $725,000. In September the Company sold an additional $200,000, or 200,000 shares of common stock.

During the nine months ended September 30, 2023, we had net cash flow used in operating activities of $3,168,858. The cash flow used in operating activities resulted primarily from the net loss for the period, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, and amortization of debt discounts.

We had net cash flow provided by investing activities of $187,277 for the nine months ended September 30, 2023. The cash provided by investing activities was primarily the result of net sales and purchases of marketable securities in the amount of $222,708, offset by purchases of fixed assets in the amount of $35,431.

We had net cash flow provided by financing activities of $2,430,932 for the nine months ended September 30, 2023. The cash provided by financing activities was primarily the result of proceeds from demand notes issued to KORR in the amount of $1,650,000 and sales of the Company’s Common Stock in the amount of $925,000. This amount was primarily offset by a redemption of common stock in the amount of $136,827 to offset the cost of a pharmacy initiative to allow it to move forward with its strategic plan.

As a result of the foregoing, the Company had a net decrease in cash of $550,649 during the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2023, the Company sold 725,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $725,000 and during the quarter ended September 30, 2023 the Company sold 200,000 shares of common stock to an unaffiliated third party for an aggregate purchase price of $200,000.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the nine months ended September 30, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,650,000 (received in several tranches), payable on demand with an interest rate of 12% per annum.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Lease agreement dated July 1, 2023, by and between the Company and Brooke Realty Fairchild, LLC*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith
***	Certain personable identifiable information has been omitted pursuant to Item 601 (a) (6) of Regulation S-K. The Company hereby agrees to furnish the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: November 8, 2023	By:	/s/ Cliff Saffron
Cliff Saffron
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Thomas McNeill
Thomas McNeill
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)