Form 10-K
period 2023-12-31
Optimus Healthcare Services, Inc.
filed 2024-06-17
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $11,731,000 based upon the closing price of the registrant’s common stock of $1.24 on OTC Pink maintained by the OTC Markets Group, Inc. as of that date.

Number of common shares outstanding as of May 10, 2024 was 45,794,664.

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

●	We will need additional funding in the near future to continue our current level of operations and growth. In addition we have entered into a forbearance agreement on June 4, 2024 which requires us to raise $2,000,000 in Equity and there is no assurance we will achive this raise.

●	There is substantial doubt about our ability to continue as a going concern.

●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	We are a holding company and our only material assets are cash in hand, accounts receivables and equity interests in our operating subsidiaries. As a result, our principal source of revenue and cash flow is distributions from our subsidiaries.

●	We have experienced significant historical, and may experience significant future, operating losses, and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

●	Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

●	The majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice.

●	Our business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians, hospitals, and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

●	An Active trading market for our common stock may not develop, and you may not be able to sell your common stock at or above the initial public offering price.

●	We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

●	Our majority shareholders, executive officers and directors beneficially own approximately 52.6% of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring shareholder approval.

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

ITEM 1. BUSINESS

Overview

The Company is dedicated to advancing access to clinical trial research through its portfolio company Clinical Research Alliance, Inc. (“CRA”), and until December 2023 when it discontinued operations of its early stage pharmacy operation, through its portfolio company Worker’s Health Rx (d/b/a “Vitality Rx”).

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

CRA contracts with pharmaceutical companies and Contract Research Organizations (“CRO”) to conduct clinical trials (Phases I-IV) for investigational new drugs, biologics and medical devices, and has worked with over 40 pharmaceutical companies since inception. CRA’s customers consist primarily of large and mid-sized pharmaceutical and biotech companies. In the last 12 years, CRA has helped conduct approximately 200 clinical trials. As CRA was the highest enroller in many of these clinical trials, many of those clinical trials led to FDA approval for the trial compounds used to treat various cancers. Depending on the clinical trial design, CRA invoices the pharmaceutical manufacturer for some or all of the following services: startup fees, diagnostic tests, laboratory tests, patient stipends, pharmacy fees, patient visits, document storage and the reporting of serious adverse events.

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

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the due dates were extended to $100,000 on December 15, 2023, $50,000 on March 31, 2024 and the final payment by June 30, 2024. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

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

Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

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

Employees

As of December 31, 2023 and April 30, 2024, the Company had 12 and 11 employees, respectively and 4 consultants at both dates. As business activities require and capital resources permit, we will hire additional employees and consultants to fulfill the Company’s needs. None of our employees were subject to a collective bargaining agreement. We generally consider our employee relations to be good.

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

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the remaining balance of $100,000 at December 31, 2023 has a maturity date of $50,000 on March 31, 2024 and $50,000 by June 30, 2024. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“Vitality Rx”) and Marc Wiener, the sole shareholder, who was also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid. On April 26, 2023, Marc Weiner resigned as president of the Company, as well as CEO and president of Worker’s Health Rx, Inc., effective immediately. On January 4, 2024, Mr. Weiner resigned as a director of the Company and on January 5, 2024 the Company terminated its consulting agreement with Mr. Wiener. Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

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

As of December 31, 2023, we had an accumulated deficit of $30,133,916, and a net loss of $11,103,503. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. As of December 31, 2023, our working capital needs since our acquisition of Optimus Healthcare Services, Inc., have primarily been funded by the issuance of our equity and/or debt securities. As of December 31, 2023, we had cash of $100,319. During 2023 we raised an additional $1,275,000 in cash through the sale of our Common Stock, and loans of $1,720,000. As of December 31, 2022, we had convertible debt outstanding of $4.4 million, of which $2.2 million matures on May 25, 2024 and June 7, 2024, respectively, as well as $1.7 million in other loans. During 2023 and prior, we have obtained funding from the sale of our securities or from strategic transactions in order to fund our current level of operations, and during 2024 we will continue to need to raise additional funds.

On March 8, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into a forbearance agreement (the “Forbearance Agreement”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things: (i) the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Forbearance Agreement) under the Notes until that date which is the earliest to occur of: (a) April 22, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the Company and its subsidiaries agreed it shall not allow acceleration or make any cash principal or interest payment on account of any indebtedness held by KORR Acquisition Group, Inc. (“Subordinated Lender”); (iii) the Company agreed it would use commercially reasonable best efforts to consummate a sale of some or all of the assets of its CRA business, a sale of some or all of the equity interests of the CRA business, or a merger of the CRA business, in each case, to an independent, non-affiliated third party in an arms’ length transaction, subject to satisfaction of certain milestones; (iv) the Company agreed it would use commercially reasonable best efforts to consummate an equity financing that results in gross proceeds of at least $2,000,000 to the Company on or prior to February 28, 2025, subject to consent of the Purchasers, which consent will not be unreasonably withheld (a “Qualified Subsequent Financing”); (v) subject to approval by the Company’s Board of Directors (the “Board”) or appropriate committee thereunder, the Company agreed to promptly appoint to the Company’s Board a nominee suggested by the Agent; and (vi) the Agent and the Purchasers provided their conditional consent to allow the Company to sell up to $350,000 of subordinated bridge notes, subject to certain conditions.

In connection with the Forbearance Agreement, the Company acknowledged that accrued and unpaid interest through January 1, 2024, fees, costs, and other amounts due to the Agent and the Purchasers under the Notes and the other transaction documents entered into between the parties was equal to $197,816.64 (exclusive of liquidated damages under Section 4.24 of the Security Purchase Agreements (as defined in the Forbearance Agreement) (the “Owed Amount”). The Company agreed to issue to the Purchasers an aggregate of 3,165,066 shares of common stock in satisfaction of such Owed Amount. The securities issued and sold in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Subordination Agreement

In connection with the Forbearance Agreement, the Company, Agent and Subordinated Lender entered into a subordination agreement (the “Subordination Agreement”) pursuant to which Subordinated Lender agreed to, among other things: (i) subordinate and make junior the payment of any and all of the principal amount or interest on, and any fees, costs, expenses, or any other payment in respect of the debt held by the Subordinated Lender (the “Subordinated Debt”) until 91 days after the indefeasible payment of the Senior Debt or after the conversion in full of the Notes; and (ii) upon the consummation of a Qualified Subsequent Financing, the Subordinated Lender agreed to convert the entire Subordinated Debt into a junior class of preferred stock of the Company, which such class, among other limitations, is junior as to the liquidation rights of any more senior class of preferred stock, in such form and with such content as the Agent and the Company may agree.

Amended and Restated Notes

On the Effective Date, the Company entered into amended and restated Notes with the Purchasers (the “Amended Notes”) pursuant to which, the Company agreed, among other things: (i) to pay interest to the Purchasers on the aggregate unconverted and then outstanding principal amount of this Note at the rate of twelve percent (12%) per annum beginning on or after May 2, 2023; (ii) commencing with the January 1, 2024 interest payment and thereafter, the Company, at its option may make interest payments and payment of other amounts due and payable under Amended Notes in shares of Common Stock of the Company at a price per share equal to the lesser of (a) $0.0625 or (b) 100% of the closing sale price on the day that is immediately prior to the applicable payment date or in cash; (iii) to allow the Amended Notes to be convertible into shares of Common Stock or, upon prior written notice, such number of shares of a to-be-issued class of preferred stock of the Company on the earliest of: (a) the occurrence and continuance of an Event of Default (as defined in the Amended Notes), (b) consummation of a Qualified Subsequent Financing, and (c) on or after the date on which such Conversion Shares are eligible to be sold under Rule 144 without the need for current public information; (iv) the conversion price in the Amended Notes shall now be equal to the lower of (a) $0.0625 or (b) the price of the securities issued in a Qualified Subsequent Financing completed within the one (1) year anniversary of the Current Issue Date, subject to adjustment; and (v) upon consummation of a Qualified Subsequent Financing, the outstanding principal amount of the Amended Notes plus all accrued but unpaid interest thereon and any other payment due thereunder, shall automatically, without any further action required by the Purchasers, be converted into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Purchasers, at the conversion price then in effect.

Amended and Restated Warrants

In connection with (i) the issuance of the May 2021 Notes, and (ii) the issuance of the June 2022 Notes, the Company issued the Purchasers: (i) warrants to purchase an aggregate of 165,000 shares of Common Stock with an exercise price of $1.25 per share (the “May 2021 Warrants”), and (ii) warrants to purchase an aggregate of 1,540,000 shares of Common Stock with an exercise price of $1.25 per share (the “June 2022 Warrants” and together with the May 2021 Warrants, the “Warrants”), respectively. In connection with the Forbearance Agreement, the Company and the Purchasers entered into amended and restated warrants (the “Amended Warrants”) pursuant to which, among other things: (i) the exercise price of the Warrants was reduced to $0.01 per share and (ii) the term of the Warrants was changed from 5 years to 7 years.

Registration Rights Agreements

On the Effective Date, the Company entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock held by the Purchasers and the shares of common stock issuable upon exercise of the Amended Warrants pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 15, 2024. If the Company fails to have it filed by such date, declared effective 60 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

On the Effective Date, the Company also entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock (or shares of a to-be-issued class of preferred stock) issuable upon conversion of the Notes pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the earliest of: (i) the first anniversary of the Effective Date and no Qualified Subsequent Financing has been consummated; (ii) the consummation of a Qualified Subsequent Financing and the Company has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or if later, June 15, 2024; and (iii) the occurrence and continuance of an Event of Default (as defined under the Notes). If we fail to have it filed by such date, declared effective 45 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

Side Letter

On the Effective Date, the Company and the Agent entered into a side letter pursuant to which the Agent acknowledged and agreed that any to-be-issued shares of preferred stock to be issued upon conversion of the Notes shall include the general parameters as set forth below, subject to execution of definitive documentation: (i) senior preferred will be first, prior to and superior to any other class of preferred stock or any other security, with a liquidation preference, which is to be paid in full before any other class of securities receives any distribution in liquidation or otherwise, (ii) no PIK or interest, no voting rights (except as required by law, no restrictions on future debt/equity raises (still have MFN for one year and the customary adjustment rights), (iii) convertible into shares of the common stock and (iv) non-redeemable.

On June 4, 2024, the Company entered into an amendment to the Forbearance Agreement and Registration Rights Agreements. The Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) August 30, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the definition of “Filing Date” in the Amended and Restated Registration Rights Agreements (as defined in the Amendment) was amended such that we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 30, 2024 and (iii) the parties agreed to issue new Amended Warrants (as defined in the Amendment) to reflect an erroneous change to the expiration date in the Amended Warrants from 7 years to 5 years.

In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Aside from continuing the sale of our Common Stock and additional loan transactions, we have not identified any definitive sources for additional financing that we require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our Common Stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, by the amended Forbearance Agreement due date of August 30, 2024, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the Company held by our existing security holders.

There is substantial doubt about the entity’s ability to continue as a going concern.

The independent auditors’ report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $11,103,503 for the fiscal year ended December 31, 2023 and has incurred losses since inception resulting in an accumulated deficit of $30,133,916 as of December 31, 2023. The Company anticipates further losses in the development of its business.

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

We are a holding company and our only material assets are cash in hand, accounts receivables, and equity interests in our operating subsidiaries. As a result, our principal source of revenue and cash flow is distributions from our subsidiaries.

As a holding company, our assets are cash and cash equivalents, accounts receivables, and equity interests in our subsidiaries. Our principal source of revenue comes from our subsidiary company operations. Thus, our ability to manage our operations and finance future acquisitions, is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will remain subject to, among other things, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. The inability of our subsidiaries to distribute dividends or other payments to us could limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

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

We had an accumulated deficit of $30,133,916 and a net loss of $11,103,503 for the fiscal year ended December 31, 2023, respectively. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs since our acquisition of CRA and Vitality Rx have been primarily funded by the sale of our Common Stock and convertible debt financings. We may continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. Aside from continuing these sales of our Common Stock and convertible debt financings, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our Common Stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain through equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Prior to our acquisitions of CRA, PainScript and Vitality Rx we had a working capital deficit, and our revenues were not sufficient to fund our anticipated operating needs. We have reported net losses of $11,103,503 and $10,725,183 for the fiscal years ended December 31, 2023 and 2022, respectively. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of products. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in the Company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We believe our acquisition of CRA will reduce our operating losses and contribute toward funding operating expenses, but we can provide no assurance of this. As a result, if operations are not sufficient to fund our operations going forward, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of our existing holders. The amount of this dilution may be substantial based on our current stock price and could increase if the trading price of our common stock declines at the time of any financing from its current levels. To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

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

We are a holding company that owns, or has owned interests in various businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

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

Our majority shareholders, executive officers and directors beneficially own approximately 52.6% of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring shareholder approval.

As of April 30, 2024, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 11.2% of our common stock. Our majority shareholders control approximately 41.4% of the outstanding voting power of the Company. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our Common Stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

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

Upon the occurrence and during the continuance of an event of default under the May 2021 Notes and June 2022 Notes (collectively the “Notes”) the holders have the option, among other things, to accelerate the debt, which is in the aggregate amount of $4.4 million as of December 31 2022, and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. The noteholders have not exercised any remedies under the Notes as of December 31, 2022. In addition, interest under the Notes would accrue at 20% per annum until any event of defaults are cured. In the event that we are in default under the Notes, and such holders were to assert an event of default and demand repayment pursuant to the terms of the Notes, our business, operating results and financial condition would be adversely affected. We have entered into a Forbearance Agreement on March 8, 2024 and an amended Forbearance Agreement on June 4, 2024, which among other things requires us to raise $2 million in equity by August 30, 2024. There is no assurance we can raise the equity by that due date.

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

The total remaining principal amount we owe to the holders of our Notes is approximately $4.4 million. If the holders of these Notes were to elect to convert all of the principal amount (and assuming no interest has accrued on the principal amount) into shares of our common stock at the Conversion Price of $.0625, we would be required to issue approximately 70.4 million shares. These conversions would result in significant dilution to the investments of our existing stockholders.

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

As of December 31, 2022, we had warrants for the purchase of up to an additional 1,705,000 shares of common stock. All of these warrants are exercisable at an exercise price of $1.25 per share. As part of the Forbearance Agreement entered into on March 8, 2024, the exercise price was amended to $.01 per share. We also have outstanding 1,102 shares of our series A preferred stock, which is convertible into 1,377 shares of common stock, as well as 8,105,724 shares of our series B preferred stock, which is convertible into 405,286 shares of common stock. As described more fully below, holders of our notes and warrants may elect to receive a substantial number of shares of common stock upon conversion of the notes and/or exercise of the warrants. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock could materially dilute our current stockholders.

As of December 31, 2023, we had approximately $4.4 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at a fixed price of $1.00 per share. As part of the Forbearance Agreement entered into on March 8, 2024, the exercise price was amended to allow the Amended Notes to be convertible into shares of Common Stock or, upon prior written notice, such number of shares of a to-be-issued class of preferred stock of the Company on the earliest of: (a) the occurrence and continuance of an Event of Default (as defined in the Amended Notes), (b) consummation of a Qualified Subsequent Financing, and (c) on or after the date on which such Conversion Shares are eligible to be sold under Rule 144 without the need for current public information; (iv) the conversion price in the Amended Notes shall now be equal to the lower of (a) $0.0625 or (b) the price of the securities issued in a Qualified Subsequent Financing completed within the one (1) year anniversary of the Current Issue Date, subject to adjustment; and (v) upon consummation of a Qualified Subsequent Financing, the outstanding principal amount of the Amended Notes plus all accrued but unpaid interest thereon and any other payment due thereunder, shall automatically, without any further action required by the Purchasers, be converted into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Purchasers, at the conversion price then in effect. The conversion price of these notes may be less than the market price of our common stock at the time of conversion, and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 70.4 million shares of common stock equivalents. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

Historically, the trading price of our common stock during 2022 and 2023 has been between a high of $1.60 and a low of $0.51 per share, and since January 1, 2024 to May 16, 2024 a low of $.08 per share, and deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-100. Those rules require broker–dealers, before effecting transactions in any penny stock, to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company entered into a seven (7) year triple-net lease for 2,275 square feet of office space at 1400 Old Country Road, Suite 304, Westbury, NY which expires on August 31, 2027. The Company also entered into a month-to-month triple-net lease for a period of six months for an additional 2,987 square feet of office space at 1400 Old Country Road, Suite 306. This additional lease expired on November 30, 2021 and the Company continues to lease the space on a month to month basis. The Company has the option to add the lease for the additional space to its long-term lease. KORR Acquisitions Group, Inc., a shareholder of the Company, subleases a portion of the space from the Company and pays a portion of the rent owed for such space. The Company believes that its corporate headquarters are adequate for its immediate needs and that it will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.

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

Stockholders

As of April 30, 2024, there were 444 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The transfer agent for our common stock is Securities Transfer Corporation, whose address is 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093.

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

Recent Sales of Unregistered Securities

2.0 million options were granted on January 8, 2024 at an exercise price of $.52 per share.  The options vested 50% immediately and 50% on the one year anniversary date and have a ten-year term.

Subscription agreement

During 2023, the Company sold 1,275,000 shares of common stock for $1.00 per share, or $1,275,000.

Common stock issued

Subsequent to December 31, 2023, the Company issued 550,000 shares of common stock pursuant to subscription agreements entered into during 2023 (part of the $1,275,000 sold during 2023).

[The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act or Rule 701 of the Securities Act.]

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

Overview

The Company is dedicated to advancing access to clinical trial research through its portfolio company Clinical Research Alliance, Inc. (“CRA”), and until December 2023 when it discontinued operations of its early stage pharmacy operation, through its portfolio company Worker’s Health Rx (d/b/a “Vitality Rx”).

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

CRA contracts with pharmaceutical companies and Contract Research Organizations (“CRO”) to conduct clinical trials (Phases I-IV) for investigational new drugs, biologics and medical devices, and has worked with over 40 pharmaceutical companies since inception. CRA’s customers consist primarily of large and mid-sized pharmaceutical and biotech companies. In the last 12 years, CRA has conducted approximately 200 clinical trials. As CRA was the highest enroller in many of these clinical trials, many of those clinical trials led to FDA approval for the trial compounds used to treat various cancers. Depending on the clinical trial design, CRA invoices the pharmaceutical manufacturer for some or all of the following services: startup fees, diagnostic tests, laboratory tests, patient stipends, pharmacy fees, patient visits, document storage and the reporting of serious adverse events.

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

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities.  On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the due dates were extended to $100,000 on December 15, 2023, $50,000 on March 31, 2024 and the final payment by June 30, 2024. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

Vitality Rx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who was also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.

Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

Recent Developments

On March 8, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into a forbearance agreement (the “Forbearance Agreement”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things: (i) the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Forbearance Agreement) under the Notes until that date which is the earliest to occur of: (a) April 22, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the Company and its subsidiaries agreed it shall not allow acceleration or make any cash principal or interest payment on account of any indebtedness held by KORR Acquisition Group, Inc. (“Subordinated Lender”); (iii) the Company agreed it would use commercially reasonable best efforts to consummate a sale of some or all of the assets of its CRA business, a sale of some or all of the equity interests of the CRA business, or a merger of the CRA business, in each case, to an independent, non-affiliated third party in an arms’ length transaction, subject to satisfaction of certain milestones; (iv) the Company agreed it would use commercially reasonable best efforts to consummate an equity financing that results in gross proceeds of at least $2,000,000 to the Company on or prior to February 28, 2025, subject to consent of the Purchasers, which consent will not be unreasonably withheld (a “Qualified Subsequent Financing”); (v) subject to approval by the Company’s Board of Directors (the “Board”) or appropriate committee thereunder, the Company agreed to promptly appoint to the Company’s Board a nominee suggested by the Agent; and (vi) the Agent and the Purchasers provided their conditional consent to allow the Company to sell up to $350,000 of subordinated bridge notes, subject to certain conditions.

In connection with the Forbearance Agreement, the Company acknowledged that accrued and unpaid interest through January 1, 2024, fees, costs, and other amounts due to the Agent and the Purchasers under the Notes and the other transaction documents entered into between the parties was equal to $197,816.64 (exclusive of liquidated damages under Section 4.24 of the Security Purchase Agreements (as defined in the Forbearance Agreement) (the “Owed Amount”). The Company agreed to issue to the Purchasers an aggregate of 3,165,066 shares of common stock in satisfaction of such Owed Amount. The securities issued and sold in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Subordination Agreement

In connection with the Forbearance Agreement, the Company, Agent and Subordinated Lender entered into a subordination agreement (the “Subordination Agreement”) pursuant to which Subordinated Lender agreed to, among other things: (i) subordinate and make junior the payment of any and all of the principal amount or interest on, and any fees, costs, expenses, or any other payment in respect of the debt held by the Subordinated Lender (the “Subordinated Debt”) until 91 days after the indefeasible payment of the Senior Debt or after the conversion in full of the Notes; and (ii) upon the consummation of a Qualified Subsequent Financing, the Subordinated Lender agreed to convert the entire Subordinated Debt into a junior class of preferred stock of the Company, which such class, among other limitations, is junior as to the liquidation rights of any more senior class of preferred stock, in such form and with such content as the Agent and the Company may agree.

Amended and Restated Notes

On the Effective Date, the Company entered into amended and restated Notes with the Purchasers (the “Amended Notes”) pursuant to which, the Company agreed, among other things: (i) to pay interest to the Purchasers on the aggregate unconverted and then outstanding principal amount of this Note at the rate of twelve percent (12%) per annum beginning on or after May 2, 2023; (ii) commencing with the January 1, 2024 interest payment and thereafter, the Company, at its option may make interest payments and payment of other amounts due and payable under Amended Notes in shares of Common Stock of the Company at a price per share equal to the lesser of (a) $0.0625 or (b) 100% of the closing sale price on the day that is immediately prior to the applicable payment date or in cash; (iii) to allow the Amended Notes to be convertible into shares of Common Stock or, upon prior written notice, such number of shares of a to-be-issued class of preferred stock of the Company on the earliest of: (a) the occurrence and continuance of an Event of Default (as defined in the Amended Notes), (b) consummation of a Qualified Subsequent Financing, and (c) on or after the date on which such Conversion Shares are eligible to be sold under Rule 144 without the need for current public information; (iv) the conversion price in the Amended Notes shall now be equal to the lower of (a) $0.0625 or (b) the price of the securities issued in a Qualified Subsequent Financing completed within the one (1) year anniversary of the Current Issue Date, subject to adjustment; and (v) upon consummation of a Qualified Subsequent Financing, the outstanding principal amount of the Amended Notes plus all accrued but unpaid interest thereon and any other payment due thereunder, shall automatically, without any further action required by the Purchasers, be converted into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Purchasers, at the conversion price then in effect.

Amended and Restated Warrants

In connection with (i) the issuance of the May 2021 Notes, and (ii) the issuance of the June 2022 Notes, the Company issued the Purchasers: (i) warrants to purchase an aggregate of 165,000 shares of Common Stock with an exercise price of $1.25 per share (the “May 2021 Warrants”), and (ii) warrants to purchase an aggregate of 1,540,000 shares of Common Stock with an exercise price of $1.25 per share (the “June 2022 Warrants” and together with the May 2021 Warrants, the “Warrants”), respectively. In connection with the Forbearance Agreement, the Company and the Purchasers entered into amended and restated warrants (the “Amended Warrants”) pursuant to which, among other things: (i) the exercise price of the Warrants was reduced to $0.01 per share and (ii) the term of the Warrants was changed from 5 years to 7 years.

Registration Rights Agreements

On the Effective Date, the Company entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock held by the Purchasers and the shares of common stock issuable upon exercise of the Amended Warrants pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 15, 2024. If the Company fails to have it filed by such date, declared effective 60 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

On the Effective Date, the Company also entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock (or shares of a to-be-issued class of preferred stock) issuable upon conversion of the Notes pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the earliest of: (i) the first anniversary of the Effective Date and no Qualified Subsequent Financing has been consummated; (ii) the consummation of a Qualified Subsequent Financing and the Company has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or if later, June 15, 2024; and (iii) the occurrence and continuance of an Event of Default (as defined under the Notes). If we fail to have it filed by such date, declared effective 45 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

Side Letter

On the Effective Date, the Company and the Agent entered into a side letter pursuant to which the Agent acknowledged and agreed that any to-be-issued shares of preferred stock to be issued upon conversion of the Notes shall include the general parameters as set forth below, subject to execution of definitive documentation: (i) senior preferred will be first, prior to and superior to any other class of preferred stock or any other security, with a liquidation preference, which is to be paid in full before any other class of securities receives any distribution in liquidation or otherwise, (ii) no PIK or interest, no voting rights (except as required by law, no restrictions on future debt/equity raises (still have MFN for one year and the customary adjustment rights), (iii) convertible into shares of the common stock and (iv) non-redeemable.

On June 4, 2024, the Company entered into an amendment to the Forbearance Agreement and Registration Rights Agreements. The Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) August 30, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the definition of “Filing Date” in the Amended and Restated Registration Rights Agreements (as defined in the Amendment) was amended such that we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 30, 2024 and (iii) the parties agreed to issue new Amended Warrants (as defined in the Amendment) to reflect an erroneous change to the expiration date in the Amended Warrants from 7 years to 5 years.

In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

On December 7, 2022, the Company entered into a stock acquisition agreement (the “Dec 2022 Agreement”) by and among the Company, Optimus Health, PainScript and certain shareholders of the Company pursuant to which the Company agreed to exchange 100% of the outstanding shares of PainScript for 1,600,000 shares of the Company’s common stock, which shares were then cancelled. The transactions contemplated by the Dec 2022 Agreement closed on December 15, 2022. In connection with the closing of the Dec 2022 Agreement, the 400,000 earnout shares issued to the former shareholders of PainScript were also cancelled. In addition, at closing, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. The loan bears interest at a rate of 8% per annum and matures on the one-year anniversary of the original issuance date. On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the due dates were extended to $100,000 on December 15, 2023, $50,000 on March 31, 2024 and the final payment by June 30, 2024. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc., d/b/a Vitality Rx (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid in full.  On May 5, 2023, the Company entered into an agreement with Marc Weiner where he agreed to return 250,000 shares of common stock in exchange for $136,827 to help offset the cost of a pharmacy initiative to allow it to move forward with its strategic plan. Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue	$1,497,779	$1,218,882

Cost of sales	284,420	262,689

Gross profit	1,213,359	956,193

Operating expenses:
Stock based compensation	4,466,890	3,315,895
Personnel expenses	2,707,585	2,699,958
General and administrative expenses	2,161,411	2,330,568
Professional fees	450,378	675,943
Total operating expenses	9,786,264	9,022,364

Loss from operations	(8,572,905)	(8,066,171)

Other income (expense):
Amortization of debt discount	(1,155,772)	(1,131,629)
Interest expense	(614,024)	(324,385)
Loss on extinguishment of debt & accounts payable	-	(218,238)
Loss on disposition of long term assets	(37,979)	(127,927)
Loss on impairment of goodwill	(815,500)	-
Net income (loss) from investments	78,510	(183,241)
Interest income	16,200	700
Total other income (expense)	(2,528,565)	(1,984,720)

Loss before income tax expense	(11,101,470)	(10,050,891)

Income tax expense	(2,033)	(674,292)

Net loss	$(11,103,503)	$(10,725,183)

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Net Revenues

Net Revenues were $1,497,779 for the year ended December 31, 2023 and $1,218,882 for the year ended December 31, 2022, an increase of $278,897. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. Net Revenues increased as a result of new oncology trials of $887,000 and $474,000 in the years ended December 31, 2023 and 2022, respectively, for an increase of $413,000. This increase was offset in part by lower patient revenues of $610,000 and $745,000 in the years ended December 31, 2023 and 2022, respectively, a decrease of $134,000. The Company’s focus remains on continuing to increase the number of oncology and other trials offered as well as matching patients to those trials for ongoing treatment.

Cost of Sales

Cost of Sales were $284,420 for the year ended December 31, 2023 and $262,689 for the year ended December 31, 2022, a decrease of $21,731. Cost of Sales consist primarily of outside physician services. This increase is the result of the $278,897 increase in net revenues.

Gross Profit

Gross profit was $1,213,359 for the year ended December 31, 2023 and $956,193 for the year ended December 31, 2022, an increase of $257,166. The increase in gross profit was a result of increased revenue of $278,897 as well as the improved gross profit margins on those revenues.

Stock-Based Compensation

Stock based compensation was $4,466,890 for the year ended December 31, 2023 and $3,315,895 for the year ended December 31, 2022, an increase of $1,150,995. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. During the year ended December 31, 2023, the Company incurred new stock-based compensation expense of $5,358,833, which was offset by a reversal of $891,943 due to previously recorded stock compensation reversed for stock cancellation that did not yet vest.

Personnel Expenses

Personnel expenses were $2,707,585 for the year ended December 31, 2023 and $2,699,958 for the year ended December 31, 2022, an increase of $7,627. Personnel expenses consist primarily of executive employment agreements, and employee salaries and payroll taxes related to CRA and Vitality Rx due to increased operating activities leading to increased sales during the year.

General and Administrative Expenses

General and administrative expenses were $2,161,411 for the year ended December 31, 2023 and $2,330,568 for the year ended December 31, 2022, a decrease of $169,157. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased sales, marketing and advertising costs, computer services and amortization expenses totaling approximately $1,081,000 related to its Painscript activities during the year ended December 31, 2022, as compared to none during the year ended December 31, 2023. This was offset in part by increases in consulting fees related to evaluating certain businesses and to its filing requirements with the Securities and Exchange Commission and other administrative activities, and employee benefit and recruiting costs.

Professional Fees

Professional Fees were $450,378 for the year ended December 31, 2023 and $675,943 for the year ended December 31, 2022, a decrease of $225,565. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, and other reporting and filing requirements. Legal fees decreased $103,000 from $219,000 in the year ended December 31 2023 as compared to $322,000 in 2022, and accounting fees decreased $135,000 from $218,000 in the year ended December 31 2023 as compared to $353,000 in 2022. A portion of these decreases is the result of hiring employees to provide these services internally.

Loss from Operations

The Company had a loss from operations of $8,572,905 for the year ended December 31, 2023 and $8,066,171 for the year ended December 31, 2022, an increase of $506,734 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $1,155,772 for the year ended December 31, 2023 and $1,131,629 for the year ended December 31, 2022, an increase of $24,143. The increase was a result of new convertible debt issued in 2022.

Interest Expense

Interest expense was $614,024 for the year ended December 31, 2023 and $324,385 for the year ended December 31, 2022, an increase of $289,639. Interest expense consists primarily of interest on convertible debt. The increase was a result of new convertible debt issued in 2022 and the resultant interest expense, as well as higher interest rates on its outstanding debt commencing in May 2023 at 12% as compared to 9% previously.

Loss on extinguishment of debt & accounts payable

Loss on extinguishment of debt and accounts payable was $0 for the year ended December 31, 2023 and $218,238 for the year ended December 31, 2022, a decrease of $218,238. During the year ended December 31, 2022, the Company issued 362,000 shares of common stock valued at $561,100 in satisfaction of $342,862 in accounts payable resulting in a loss on extinguishment of debt and accounts payable in the amount of $218,238.

Loss on disposition of long-term assets

Loss on disposition of long-term assets was $37,979 for the year ended December 31, 2023 and $127,927 for the year ended December 31, 2022, a decrease of $89,948. In the year end December 31, 2023, the loss was a result of the disposition of certain assets no longer required when closing its early stage Vitality Rx operations, and during the year ended December 31, 2022, the Company disposed of its subsidiary, PainScript, resulting in a loss on disposition of subsidiary in the amount of $127,927.

Loss on impairment of goodwill

Loss on impairment of goodwill was $815,500 for the year ended December 31, 2023, and $0 for the year ended December 31, 2022, an increase of $815,500. This was the result of management’s actions to close the operations of its early-stage Vitality RX operations in December 2023.

Net income (loss) from Investments

Net gain (loss) from investments was $78,510 for the year ended December 31, 2023 and ($183,241) for the year ended December 31, 2022, an increase of $261,751. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the year ended December 31, 2023, the net gain from investments consisted of $161,269 in unrealized gains and $82,759 of realized losses. For the year ended December 31, 2022, the net loss from investments consisted of $203,371 in unrealized losses and $20,130 of realized gains.

Interest Income

Interest income was $16,200 for the year ended December 31, 2023 and $700 for the year ended December 31, 2022, an increase of $15,500. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax expense was $2,033 for the year ended December 31, 2023 and was $674,292 for the year ended December 31, 2022. As of December 31, 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $11,103,503 for the year ended December 31, 2023 and $10,752,183 for the year ended December 31, 2022, an increase of $351,320.

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

On March 8, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into a forbearance agreement (the “Forbearance Agreement”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things: (i) the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Forbearance Agreement) under the Notes until that date which is the earliest to occur of: (a) April 22, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the Company and its subsidiaries agreed it shall not allow acceleration or make any cash principal or interest payment on account of any indebtedness held by KORR Acquisition Group, Inc. (“Subordinated Lender”); (iii) the Company agreed it would use commercially reasonable best efforts to consummate a sale of some or all of the assets of its CRA business, a sale of some or all of the equity interests of the CRA business, or a merger of the CRA business, in each case, to an independent, non-affiliated third party in an arms’ length transaction, subject to satisfaction of certain milestones; (iv) the Company agreed it would use commercially reasonable best efforts to consummate an equity financing that results in gross proceeds of at least $2,000,000 to the Company on or prior to February 28, 2025, subject to consent of the Purchasers, which consent will not be unreasonably withheld (a “Qualified Subsequent Financing”); (v) subject to approval by the Company’s Board of Directors (the “Board”) or appropriate committee thereunder, the Company agreed to promptly appoint to the Company’s Board a nominee suggested by the Agent; and (vi) the Agent and the Purchasers provided their conditional consent to allow the Company to sell up to $350,000 of subordinated bridge notes, subject to certain conditions.

In connection with the Forbearance Agreement, the Company acknowledged that accrued and unpaid interest through January 1, 2024, fees, costs, and other amounts due to the Agent and the Purchasers under the Notes and the other transaction documents entered into between the parties was equal to $197,816.64 (exclusive of liquidated damages under Section 4.24 of the Security Purchase Agreements (as defined in the Forbearance Agreement) (the “Owed Amount”). The Company agreed to issue to the Purchasers an aggregate of 3,165,066 shares of common stock in satisfaction of such Owed Amount. The securities issued and sold in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Subordination Agreement

In connection with the Forbearance Agreement, the Company, Agent and Subordinated Lender entered into a subordination agreement (the “Subordination Agreement”) pursuant to which Subordinated Lender agreed to, among other things: (i) subordinate and make junior the payment of any and all of the principal amount or interest on, and any fees, costs, expenses, or any other payment in respect of the debt held by the Subordinated Lender (the “Subordinated Debt”) until 91 days after the indefeasible payment of the Senior Debt or after the conversion in full of the Notes; and (ii) upon the consummation of a Qualified Subsequent Financing, the Subordinated Lender agreed to convert the entire Subordinated Debt into a junior class of preferred stock of the Company, which such class, among other limitations, is junior as to the liquidation rights of any more senior class of preferred stock, in such form and with such content as the Agent and the Company may agree.

Amended and Restated Notes

On the Effective Date, the Company entered into amended and restated Notes with the Purchasers (the “Amended Notes”) pursuant to which, the Company agreed, among other things: (i) to pay interest to the Purchasers on the aggregate unconverted and then outstanding principal amount of this Note at the rate of twelve percent (12%) per annum beginning on or after May 2, 2023; (ii) commencing with the January 1, 2024 interest payment and thereafter, the Company, at its option may make interest payments and payment of other amounts due and payable under Amended Notes in shares of Common Stock of the Company at a price per share equal to the lesser of (a) $0.0625 or (b) 100% of the closing sale price on the day that is immediately prior to the applicable payment date or in cash; (iii) to allow the Amended Notes to be convertible into shares of Common Stock or, upon prior written notice, such number of shares of a to-be-issued class of preferred stock of the Company on the earliest of: (a) the occurrence and continuance of an Event of Default (as defined in the Amended Notes), (b) consummation of a Qualified Subsequent Financing, and (c) on or after the date on which such Conversion Shares are eligible to be sold under Rule 144 without the need for current public information; (iv) the conversion price in the Amended Notes shall now be equal to the lower of (a) $0.0625 or (b) the price of the securities issued in a Qualified Subsequent Financing completed within the one (1) year anniversary of the Current Issue Date, subject to adjustment; and (v) upon consummation of a Qualified Subsequent Financing, the outstanding principal amount of the Amended Notes plus all accrued but unpaid interest thereon and any other payment due thereunder, shall automatically, without any further action required by the Purchasers, be converted into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Purchasers, at the conversion price then in effect.

Amended and Restated Warrants

In connection with (i) the issuance of the May 2021 Notes, and (ii) the issuance of the June 2022 Notes, the Company issued the Purchasers: (i) warrants to purchase an aggregate of 165,000 shares of Common Stock with an exercise price of $1.25 per share (the “May 2021 Warrants”), and (ii) warrants to purchase an aggregate of 1,540,000 shares of Common Stock with an exercise price of $1.25 per share (the “June 2022 Warrants” and together with the May 2021 Warrants, the “Warrants”), respectively. In connection with the Forbearance Agreement, the Company and the Purchasers entered into amended and restated warrants (the “Amended Warrants”) pursuant to which, among other things: (i) the exercise price of the Warrants was reduced to $0.01 per share and (ii) the term of the Warrants was changed from 5 years to 7 years.

Registration Rights Agreements

On the Effective Date, the Company entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock held by the Purchasers and the shares of common stock issuable upon exercise of the Amended Warrants pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 15, 2024. If the Company fails to have it filed by such date, declared effective 60 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

On the Effective Date, the Company also entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock (or shares of a to-be-issued class of preferred stock) issuable upon conversion of the Notes pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the earliest of: (i) the first anniversary of the Effective Date and no Qualified Subsequent Financing has been consummated; (ii) the consummation of a Qualified Subsequent Financing and the Company has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or if later, June 15, 2024; and (iii) the occurrence and continuance of an Event of Default (as defined under the Notes). If we fail to have it filed by such date, declared effective 45 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

Side Letter

On the Effective Date, the Company and the Agent entered into a side letter pursuant to which the Agent acknowledged and agreed that any to-be-issued shares of preferred stock to be issued upon conversion of the Notes shall include the general parameters as set forth below, subject to execution of definitive documentation: (i) senior preferred will be first, prior to and superior to any other class of preferred stock or any other security, with a liquidation preference, which is to be paid in full before any other class of securities receives any distribution in liquidation or otherwise, (ii) no PIK or interest, no voting rights (except as required by law, no restrictions on future debt/equity raises (still have MFN for one year and the customary adjustment rights), (iii) convertible into shares of the common stock and (iv) non-redeemable.

On June 4, 2024, the Company entered into an amendment to the Forbearance Agreement and Registration Rights Agreements. The Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) August 30, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the definition of “Filing Date” in the Amended and Restated Registration Rights Agreements (as defined in the Amendment) was amended such that we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 30, 2024 and (iii) the parties agreed to issue new Amended Warrants (as defined in the Amendment) to reflect an erroneous change to the expiration date in the Amended Warrants from 7 years to 5 years.

In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

The independent auditors’ report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $30,133,916 for the year ended December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2023, we had cash of $100,319 and a working capital deficit of ($7,227,506). We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. As our financial resources are insufficient to satisfy our capital requirements, we must seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans for the Company’s operating businesses provide the opportunity for the Company to continue as a going concern.

Subsequent to December 31, 2023, the Company received non interest baring bridge financings from KORR Acquisitions Group, Inc. (“KORR”) in the amount of $270,000.

During the year ended December 31, 2023, we had net cash flow used in operating activities of $3,686,663. The cash flow used in operating activities resulted primarily from the net loss for the period, as partially offset by non-cash charges for stock-based compensation and stock issuance costs, amortization of debt discount, loss on impairment of goodwill and increases in accounts payable and accrued expenses.

We had net cash flow provided by investing activities of $187,278 for the year ended December 31, 2023. The cash provided by investing activities was primarily the result of net sales and purchases of marketable securities of $222,709, offset in part by purchases of fixed assets in the amount of $35,431.

We had net cash flow provided by financing activities of $2,848,687 for the year ended December 31, 2023. The cash provided by financing activities was primarily the result of proceeds from demand notes issued to KORR in the amount of $1,720,000 and sales of the Company’s Common Stock in the amount of $1,275,000. This amount was primarily offset by a redemption of common stock in the amount of $136,827 to offset the cost of a pharmacy initiative to allow it to move forward with its then strategic plan.

As a result of the foregoing, the Company had a net decrease in cash of $650,698 during the year ended December 31, 2023.

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

Critical Accounting Policies

We consider the following accounting policies to be critical given that they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition. For more information see Note 2 to our audited financial statements beginning on page F-9 of this Annual Report on Form 10-K.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2023 and 2022, loss on impairment of goodwill was $815,500 and $0, respectively. In December 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the years ended December 31, 2023 and 2022, the Company recorded $4,466,890 and $3,315,895 in stock-compensation expense, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of April 30, 2024.

Name	Age	Position
Cliff Saffron	66	Interim Chief Executive Officer and General Counsel
Thomas McNeill	61	SVP-Chief Financial Officer
Dr. Eli Avila	64	Director
Teresa Carlson	61	Director
James Murphy	80	Director
Dr. Peter Michalos	63	Director

Cliff Saffron has been our Interim Chief Executive Officer and General Counsel since July 27, 2023. Previously he was our Chief Operating Officer and General Counsel since July 10, 2023 and was Chief Financial Officer and General counsel from April 2021 to April 2023. From March 2020 to March 2021, Mr. Saffron served as CEO of The Animal Surgical Center. From October 2018 to March 2020, Mr. Saffron served as President of Hoffman Technologies d/b/a Varent Life Sciences. Mr. Saffron has over three decades of experience advising pharmaceutical, biotech and healthcare companies as an attorney and consultant. As a direct entry partner at KPMG, Mr. Saffron, for 13 years, established and led the regulatory, risk and compliance practice for pharmaceutical, biotech and healthcare companies. Prior to KPMG, Mr. Saffron was the Senior Vice President and General Counsel of ImClone Systems (2002 – 2005), and from 1994 – 2001 Mr. Saffron was Senior Vice President and Deputy General Counsel of ICN Pharmaceuticals, Inc. Early in his career Mr. Saffron was associated with a number of New York City based law firms, the last of which was Proskauer Rose. Mr. Saffron received his BA in History from Syracuse University, and his Juris Doctor from Touro College – Jacob Fuchsberg School of Law.

Thomas McNeill has been our Senior Vice President - Chief Financial Officer since April 3, 2023. Mr. McNeill was previously appointed as Vice-President – Finance of the Company on February 16, 2023. Mr. McNeill has been a Chief Financial Officer (“CFO”) since 1996 and has twenty years’ of SEC reporting experience with several public companies, as well as a full range of financial and operational experience.  From March 2019 until August 2022, he was CFO at CVD equipment Corporation, a public corporation. From April 2015 to March 2019, he was CFO at Century Direct, LLC, a printing and mailing company serving the direct mail marketing industry.  From November 2014 to April 2015, he was a consultant at Mailmen Inc. until its assets were purchased by Century Direct, LLC.  Mr. McNeill was CFO/COO at Nina Mclemore from July 2013 to June 2014, a woman’s retail apparel Company.  Additionally on the Public reporting side, he was CFO at DineWise, Inc. from April 2006 to April 2013, a direct to consumer prepared frozen foods company, and from October 1996 to April 2006, was CFO at Global Payment Technologies, Inc, a hi-tech manufacturing and engineering company.  Mr. McNeill is a Certified Public Accountant who began his career at KPMG, achieving the position of audit manager. Mr. McNeill holds a BBA in accounting from Hofstra University.

Dr. Eli Avila has been a director of the Company since August 2023. Dr. Avila attended Brown University, Brown Medical School, and St. John’s University School of Law. Dr. Avila is currently the Chief Federal Medical Officer of the United States Department of Defense’s Watervliet Arsenal. He also served as the 53rd President of the American College of Legal Medicine. Dr. Avila is a nationally recognized public health executive, administrator, fiduciary, physician, attorney, and academician. He served as the 26th Secretary of Health of Pennsylvania and as the 9th Commissioner of Health of Orange County, NY. As Chief Executive Officer and Chief Medical Officer, Dr. Avila has overseen and regulated complex and matrixed health networks and systems including managed care organizations, hospitals, nursing homes, family health centers, ambulance companies and correctional facilities. Within the sphere of public policy, he has co-authored more than twenty-two laws, initiated environmental health programs, advised on global disease outbreaks, and has served as a counselor and advisor to the executive and legislative branches at the local, state, and federal levels.

Teresa Carlson has been a director of the Company since August 2023. Teresa Carlson currently serves as President and Chief Commercial Officer of Flexport, Inc. since December 2022.  From October 2023 to present, she is an investor, board member and advisor at General Catalyst. From May 2022 to December 2022 she was Senior Vice President and Executive in Resident at Microsoft. From April 2021 to March 2022, she was President and Chief Growth Officer at Splunk and from December 2010 to April 2021 was Vice president WWPS and Industries at Amazon. Teresa also dedicates time to philanthropic and leadership roles in the global community. She currently serves as the Vice Chair of White House Historical Association, Executive Committee of The Atlantic Council, The Pentagon Memorial Fund and Commissioner at the National Portrait Gallery.

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

Dr. Peter Michalos has been a director of the Company since August 2023. Dr. Peter Michalos attended medical school at SUNY Downstate College of Medicine where he graduated with honors in medicine, surgery and pediatrics.  He completed an internship at New York Hospital Cornell Medical Center and a fellowship at Columbia University College of Physicians and Surgeons. Dr. Michalos is a board-certified physician who previously served as Chief of Surgery and President of the medical staff of his community hospital. Dr. Michalos worked in Rikers Island Maximum Security prison as a physician in the 1990s and has served as a volunteer police surgeon. Dr. Michalos is well known in medical circles for his expertise and published articles.  Dr. Michalos has been honored for his work in raising money for defibrillators and other lifesaving equipment for community hospitals and for informing the general public regarding the latest advancement in the treatment, prevention and research regarding the COVID19 pandemic. Dr. Michalos is a regular participant on the John A. Catsimatidis “Cats Roundtable” Daily Radio Program, the #1 Nielson rated program in New York City, which provides him with a significant platform to inform the citizenry of New York of current health and wellness information.

Board Committees, Compensation Committee Interlocks and Insider Participation

Our board of directors directs the management of our business and affairs, as provided by Florida law, and conducts its business through meetings of the board of directors. As of the date of this Annual Report on Form 10-K, the Board has adopted committee charters for an audit committee, nominating and corporate governance committee and compensation committee, copies of which will be available on our website. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. The Company intends to formally appoint members to each of the various committees during the fiscal year ended December 31, 2024.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our named executive officers for the fiscal years ended December 31, 2023 and December 31, 2022 (collectively, the “Named Executive Officers”) were as follows:

●	Cliff Saffron, who was appointed as our Interim Chief Executive Officer, President and COO on July 27, 2023. Previously he was, and continues to be, our General Counsel.

●	John Sganga, who was appointed as our CEO September 7, 2022, until he was terminated on July 27, 2023.

●	Marc Wiener, who was appointed as our President on December 26, 2020, became CEO in March 2021 and resigned on September 7, 2022 and became President on September 7, 2022; On April 26, 2023 he resigned as president. On January 5, 2024 the Company terminated its consulting agreement with Mr. Wiener.

●	Thomas McNeill, who was appointed as our SVP-Chief Financial Officer on April 3, 2023.

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)[2]	Option Awards ($)[1]	All Other Compensation ($)		Total ($)
Cliff Saffron	2023	258,866	138,850	1,868,638	-		2,266,354
Interim Chief Executive Officer and General Counsel	2022	167,332	107,500	73,610	-		348,442

Thomas McNeill	2023	203,701	118,750	461,083	-		783,534
SVP-Chief Financial Officer	2022	-	-	-	-		-

John Sganga	2023	353,461	-	-	-		353,461
Former Chief Executive Officer	2022	226,154	65,000	2,890,674	3,350,000	(3)	6,531,828

Marc Wiener	2023	148,798	-	498,953	87,750	(4)	735,501
Former Chief Executive Officer	2022	219,708	65,000	173,803	-		458,511

William Krenn	2023	141,750	2,500	-	0		144,250
Vice President of Operations, CRA	2022	48,029	15,000	98,446	-		161,475

Judith Lovecchio	2023	155,588	2,500	-	-		158,088
Finance and Project Manager, CRA	2022	156,751	-	35,101	-		191,852

1	These amounts represent the aggregate grant date fair value for option awards for the fiscal year ended December 31, 2023 and 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

2	Amounts represent annual cash bonuses earned for the applicable fiscal year. For 2023 the annual cash bonuses are expected to be paid during the third and fourth quarters of the calendar year following the year in which the cash bonus relates.

3.	The amount represents 2,000,000 restricted stock units issued on December 20, 2022 at a price per share of $1.68.

4.	The amount represents 65,000 restricted stock units issued on February 16, 2023 at a price per share of $1.35.

Employment Agreements

On May 25, 2021, we entered into a letter employment agreement with Cliff Saffron, our then Chief Financial Officer and General Counsel, which was amended August 25, 2022 and subsequently amended on July 2023 when he was appointed Interim Chief Executive Officer. Mr. Saffron’s base salary is $292,700 per year and he is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of the Board. Mr. Saffron was guaranteed a minimum bonus for calendar year 2023 of $75,000 and on August 30, 2023 was granted 1.5 million stock options to purchase shares of Optimus common stock vesting 50% on grant date, 25% on the first and second anniversary from the grant date. Mr. Saffron is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. Saffron at least 1-day prior written notice. Mr. Saffron may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. Saffron terminates his employment for good reason, Mr. Saffron shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. Saffron during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) from soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter.

Effective February 16, 2023, the Company entered into a letter employment agreement with Mr. McNeill, our SVP-Chief Financial Officer. Mr. McNeill’s base salary with the Company is $237,500 per year and he is eligible to receive an annual bonus from the Company of up to 50% of his base salary per year at the discretion of the board of the Company. Mr. McNeill was also granted options to purchase 250,000 shares of the Company’s common stock, which vest in four equal installments commencing on the date of the agreement and each anniversary thereafter. Mr. McNeill is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Mr. McNeill at least 1-day prior written notice. Mr. McNeill may terminate the agreement for any reason (or no reason) upon 30 days prior written notice. If the employment agreement is terminated by us without cause or if Mr. McNeill terminates his employment for good reason, Mr. McNeill shall receive: (i) a pro-rated bonus for the year in which such termination became effective: (ii) continued payment of his base compensation during the 12 month period following termination; (iii) immediate vesting of all unvested equity awards held immediately prior to his termination date; and (iv) payment of the cost of medical insurance for a period of 12 months following termination. The employment agreement also contains covenants: (i) assigning all intellectual property developed by Mr. McNeill during the employment term to us; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) prohibiting Mr. McNeill from soliciting our employees or consultants during the term of the employment agreement and for a period of one year thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by our Named Executive Officers as of December 31, 2023. All equity awards set forth in the table below were granted under our Plan.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)
Cliff Saffron (2)	5/25/2021	125,000	125,000	1.80	5/25/2031	-	-
	1/14/2022	20,000	20,000	1.85	1/14/2032	-	-
	8/30/2023	-	1,500,000	1.25	8/30/2033	-	-

Thomas McNeill (3)	2/16/2023	-	250,000	1.39	2/16/2033	-	-
	8/30/2023	-	100,000	1.25	8/30/2033	-	-

John Sganga (4)	-	-	-	-	-	-	-

Marc Weiner (5)	05/25/2021	1,000,000	1,000,000	1.80	05/25/2031	-	-
	1/14/2022	10,000	30,000	1.85	01/14/2032	-	-
	12/20/2022	15,000	45,000	1.67	12/20/2032
	2/16/2023					65,000	46,475
	8/30/2023	-	400,000	1.25	8/30/2033	-	-

William Krenn (6)	10/13/2022	2,500	7,500	1.49	10/13/2032	-	-
	12/20/2022	12,500	37,500	1.67	12/20/2032	-	-

Judith Lovecchio (7)	1/14/2022	2,500	7,500	1.85	1/14/2032	-	-
	12/20/2022	2,500	7,500	1.67	12/20/2032	-	-

1	The market value is based on the closing price of our common stock on December 29, 2023 of $.715 per share.

2	On May 25, 2021, we issued Cliff Saffron options to purchase 250,000 shares of common stock with an exercise price of $1.39 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On January 14, 2022, we issued Cliff Saffron options to purchase 40,000 shares of common stock with an exercise price of $1.85 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On August 30, 2023, we issued Cliff Saffron options to purchase 1,500,000 shares of common stock with an exercise price of $1.25 per share. The options vest 50 % on the grant date, and 25% on each of the next two anniversary dates.

3	On February 16, 2023, we issued Thomas McNeill options to purchase 250,000 shares of common stock with an exercise price of $1.80 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On August 30, 2023, we issued Thomas McNeill options to purchase 100,000 shares of common stock with an exercise price of $1.25 per share. The options vested 100% on the grant date.

4	On July 7, 2023 John Sganga was terminated as CEO and as of December 31, 2023 there are no longer any options or restricted stock units (RSUs) outstanding.

5	On May 25, 2021, we issued Marc Wiener, options to purchase 2,000,000 shares of common stock with an exercise price of $1.80 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On December 20, 2022, we issued Marc Wiener options to purchase 60,000 shares of common stock with an exercise price of $1.67 per share. On January 14, 2022, we issued Marc Wiener options to purchase 40,000 shares of common stock with an exercise price of $1.85 per share. On August 30, 2023 we issued Marc Wiener options to purchase 400,000 shares of common stock with an exercise price of $1.25 per share. On February 16, 2023 we issued Marc Wiener RSU’s to purchase 65,000 shares of common stock. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter. On April 26, 2023 he resigned as president and on January 5, 2024 the Company terminated its consulting agreement with Mr. Wiener.

6	On October 13, 2022, we issued William Krenn options to purchase 10,000 shares of common stock with an exercise price of $1.49 per share. On December 20, 2022, we issued William Krenn options to purchase 50,000 shares of common stock with an exercise price of $1.67 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter.

7	On January 14, 2022, we issued Judith Lovecchio options to purchase 10,000 shares of common stock with an exercise price of $1.85 per share. On December 20, 2022, we issued Judith Lovecchio options to purchase 10,000 shares of common stock with an exercise price of $1.67 per share. The options vest in 4 equal installments commencing on the first anniversary of the issuance date and each anniversary thereafter.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

As of December 31, 2023, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

As of December 31, 2023, we do not have arrangements in respect of remuneration received or that may be received by our Named Executive Officers set forth above to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control except as those set forth under “Employment Agreements” above.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023.

NAME	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Phil Scala (3)	0	623,691	623,691
James Murphy	0	498,953	498,953
Dr. Jeffrey Gudin (2)	0	-	-
Justin Deutsch (4)	0	498,953	498,953
James Hartmann (2)	0	-	-
Dr. Eli Avila	0	997,906	997,906
Teresa Carlson	0	997,906	997,906
Dr. Peter Michalos	0	997,906	997,906

(1)	Amounts represent the grant date fair value of such awards, calculated in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718. The assumptions that we used to calculate these amounts are discussed in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K.

(2)	On August 8, 2023 Mr Gudin and Mr. Hartmann resigned as a Director of the Company.

(3)	On January 3, 2024 Mr. Scala resigned as a Director of the Company.

(4)	On December 21, 2023 Mr. Deutsh resigned as a Director of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	9,947,500	$1.43	5,052,500
Equity compensation plans not approved by security holder	-
Total	9,947,500	$1.43	5,052,500

2021 Omnibus Equity Incentive Plan

Summary

On May 25, 2021, our Board of Directors and a majority of our stockholders adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”).

Our administrator may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of our common stock under the 2021 Plan. It is anticipated that the 2021 Plan will be administered by our Board of Directors, or if our Board of Directors does not administer the 2021 Plan, a committee or subcommittee of our Board of Directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements. The following table sets forth, as of December 31, 2023 the approximate number of each class of participants eligible to participate in the 2021 Plan and the basis of such participation.

Class and Basis of Participation	Approximate Number of Class
Employees	12
Directors	6
Independent Contractors	4

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 30, 2024, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 45,794,664 shares of common stock issued and outstanding as of April 30, 2024.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding (1)	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class Outstanding(2)	Shares of Series B Preferred Stock Beneficially Owned	Percentage of Class Outstanding(3)
Security Ownership of Certain Beneficial Owners:
KORR Acquisitions Group, Inc. (4)	8,552,374	18.7%	—	—	—	—
KORR Value, LP (5)	6,525,000	14.3	—	—	—	—
Kenneth Orr (6)	18,952,374	41.4	—	—	—	—
Cori Orr (6)	18,952,374	41.4	—	—	—	—
The Gabriel 613 Trust (7)	3,125,000	6.8	—	—	—	—
Arena Investors LP (8)	7,204,925	15.7	—	—	—	—
Sean Spiegelman (9)	2,750,000	6.0	—	—	3,000,000	37.0
Stephanie Spigelman (9)	2,750,000	6.0	—	—	3,000,000	37.0
Nathan Kelischek (10)	38,750	*	1,000	90.7	750,000	9.3
Fordee CA Trust (11)	27,500	*	—	—	550,000	6.8
Qualstar Capital Corp. (12)	30,000	*	—	—	600,000	7.4
Clinton Walker (13)	24,338	*	—	—	486,764	6.0

Security Ownership of Management and Directors:

Marc Wiener	4,000,000	8.7%			—	—
Cliff Saffron (14)	1,187,500	2.5			—	—
Thomas McNeill (15)	162,500	*	—	—	—	—
James Murphy (16)	5,000	*	—	—	—	—
Teresa Carlson (17)	100,000	*	—	—	—	—
Dr. Eli Avila (17)	-	*	—	—	—	—
Dr. Peter Michalos (17)	-	*	—	—	—	—
William Krenn (18)	15,000	*
Judith Lovecchio (19)	7,500	*
Executive officers and directors as a group — 9 persons

*	less than 1%

(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of April 30, 2024, through the exercise of any stock option or other right.

(2)	The Series A Preferred Stock is convertible into 1.25 shares of common stock and votes on an as converted basis.

(3)	The Series B Preferred Stock is convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding. Each share of Series B Preferred Stock shall have one vote for any election or other vote placed before the shareholders of the Company, but voting shall not be by class of stock but by majority vote of all outstanding shares of stock, including common stock and Series A Preferred Stock.

(4)	Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. The address of KORR Acquisitions Group, Inc. is 1400 Old Country Road, Suite 306, Westbury, NY 11590.

(5)	Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc., which is the general partner of KORR Value LP. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP. The address of KORR Value LP is 1400 Old Country Road, Suite 306, Westbury, NY 11590.

(6)	Includes: (i) 8,552,374 shares of common stock held by KORR Acquisitions Group, Inc.; (ii) 6,525,000 shares of common stock held by KORR Value, LP; (iii) 500,000 shares of common stock held by Cori Orr, as custodian for Benjamin Orr under the NY UTMA; (iv) 500,000 each held by David Orr, Lauren Orr and Jonathan Orr, and (v) 1,875,000 shares of common stock held by Cori Orr. Kenneth Orr is the principal operating officer of KORR Acquisitions Group, Inc., which is the general partner of KORR Value LP. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP.

(7)	Greg Goldberg, as trustee of the trust, has sole voting and dispositive power over the shares held by The Gabriel 613 Trust. The address of The Gabriel 613 Trust is P.O Box 627, Rincon, Puerto Rico, 00677.

(8)	Arena Investors, LP (the “Arena Investment Advisor”) is the investment adviser of, and may be deemed to beneficially own securities owned by the following entities (the “Arena Entities”): (a) Arena Special Opportunities Fund, LP which directly owns (i) 1,812,739 shares of Common Stock, (ii) warrants to purchase 203,170 shares of Common Stock, and (iii) 15,772,464 shares of Common Stock issuable upon conversion of outstanding convertible notes, (b) Arena Special Opportunities Partners I, LP which directly owns (i) 3,448,740 shares of Common Stock, (ii) warrants to purchase 446,930 shares of Common Stock, and (iii) 30,528,208 shares of Common Stock issuable upon conversion of outstanding convertible notes, and (c) Arena Special Opportunities Partners II, LP which directly owns (i) 1,943,446 shares of Common Stock, (ii) warrants to purchase 1,054,900 shares of Common Stock, and (iii) 24,099,328 shares of Common Stock issuable upon conversion of outstanding convertible notes; Arena Investors GP, LLC (the “Arena General Partner”) is the general partner of, and may be deemed to beneficially own securities owned by, the Arena Investment Advisor. By virtue of his position as the chief executive officer of the Arena General Partner and the Arena Investment Manager, Daniel Zwirn may be deemed to beneficially own securities owned by each of the Arena Entities. It is our understanding that each of Mr. Zwirn, the Arena Investment Advisor and the Arena General Partner share voting and disposal power over the shares held by the Arena Entities described above. Each of the common stock, notes and warrants described above provide for limitations on exercise and conversion, respectively, such that the holder along with its affiliates may not beneficially own more than 9.99% of our Common Stock. The address for the entities set forth above is 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(9)	Includes: (i) 2,600,000 shares of common stock held by Sean Spigelman and or Stephanie Spigelman; (ii) approximately 50,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series B Preferred Stock held by Sean Spigelman; and (iii) approximately 100,000 shares of common stock issuable upon conversion of 2,000,000 shares of Series B Preferred Stock held by Stephanie Spigelman.

(10)	Includes; (i) approximately 1,250 shares of common stock issuable upon conversion of 1,000 shares of Series A Preferred Stock; and (ii) approximately 37,500 shares of common stock issuable upon conversion of 750,000 shares of Series B Preferred Stock.

(11)	Includes approximately 27,500 shares of common stock issuable upon conversion of 550,000 shares of Series B Preferred Stock.

(12)	Includes approximately 30,000 shares of common stock issuable upon conversion of 600,000 shares of Series B Preferred Stock.

(13)	Includes approximately 24,338 shares of common stock issuable upon conversion of 486,764 shares of Series B Preferred Stock.

(14)	Includes options to purchase 937,500 shares of common stock which have vested. Does not include 812,500 options which have not vested..

(15)	Includes options to purchase 162,500 shares of common stock which have vested. Does not include 187,500 options which have not vested

(16)	Includes options to purchase 5,000 shares of common stock which have vested. Does not include 405,000 options which have not vested.

(17)	Does not include 800,000 options which have not vested

(18)	Includes options to purchase 15,000 shares of common stock which have vested. Does not include 45,000 options which have not vested.

(19)	Includes options to purchase 7,500 shares of common stock which have vested. Does not include 12,500 options which have not vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and December 31, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“Vitality Rx”) and Marc Wiener, the sole shareholder, who is also our President, pursuant to which we acquired 100% of the outstanding equity interests of Vitality Rx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price has been paid. On May 5, 2023, the Company entered into an agreement with Marc Weiner where he agreed to return 250,000 shares of common stock in exchange for $136,827 to help offset the cost of a pharmacy initiative to allow it to move forward with its strategic plan. Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023. On January 4, 2024, Mr. Weiner resigned as a director of the Company and on January 5, 2024 the Company terminated its consulting agreement with Mr. Wiener.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Eli Avila, Teresa Carlson, James Murphy and Peter Michalos are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2023 and December 31, 2022 by Seligson & Giannattasio, LLP, our independent registered public accounting firm for such periods.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees (1)	$120,000	$118,000
Audit-Related Fees (2)	$—	13,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$120,000	$131,000

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements.

(2)	Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fees” and includes review of our registration statements for our public offerings of securities, and related services that are not normally provided in connection with statutory and regulatory filings or engagements.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Exhibit Description
2.1†	Share Exchange Agreement, dated November 25, 2020, by and among the Clinical Research Alliance Acquisition Corp., Clinical Research Alliance, Inc., Francis Arena and Morton Coleman (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.2†	Share Exchange Agreement, dated December 28, 2020, by and among Between Dandelions, Inc. and Optimus Healthcare Services, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.3†	Stock Acquisition Agreement, dated March 24, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation, the Transferors and Daniel Cohen, as the Transferors Representative (filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.4	Amendment No. 1 to Stock Acquisition Agreement, dated December 28, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.5†	Stock Purchase Agreement, dated January 28, 2022, by and between the Company, Worker’s Health Rx, Inc. and Marc Wiener (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.6	Amendment No. 2 to Stock Acquisition Agreement, dated April 13, 2022, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 28, 2022 and incorporated herein by reference).
2.7†	Stock Acquisition Agreement, dated December 7, 2022, by and among Optimus Healthcare Services, Optimus Health, Inc., AdhereRx Corporation and the transferors signatory thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022 and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation, dated December 23, 2013 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.2	Amendment to the Certificate of Incorporation, dated November 23, 2015 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.3	Amendment to the Articles of Incorporation, dated December 16, 2015 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.4	Amendment to the Articles of Incorporation, dated July 11, 2016 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.5	Amendment to the Articles of Incorporation, dated November 29, 2018 (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.6	Amendment to the Articles of Incorporation, dated January 24, 2021 (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.7	Amended and Restated Bylaws (filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).

3.8	Amendment to the Articles of Incorporation, dated December 17, 2021 (filed as Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.1	Form of Senior Secured Note, dated May 25, 2021 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.2	Form of Warrant, dated May 25, 2021 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.3	First Amendment to May 2021 Notes, dated June 7, 2022 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.4	Form of Senior Secured Note, dated June 7, 2022 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.5	Form of Warrant, dated June 7, 2022 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.6*	Description of the Registrant’s Securities Registered Under Section 15(d) of the Exchange Act
10.1	Securities Purchase Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.3	Security Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.4	Form of Subsidiary Guaranty Agreement, dated May 25, 2021 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.5	Form of Subscription Agreement used for 2021 Equity Financing (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.6	2021 Omnibus Incentive Equity Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.7	Letter Employment Agreement, dated May 25, 2021 by and between the Company and Cliff Saffron (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
10.8	Securities Purchase Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.9	Registration Rights Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.10	Amended and Restated Security Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.11	Form of Subsidiary Guaranty Agreement, dated June 7, 2022 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.12	Amendment to the Employment Agreement with Cliff Saffron, dated September 12, 2022 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022 and incorporated herein by reference)
10.13	Letter Employment Agreement, dated February 16, 2023 by and between the Company and Thomas McNeill (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023 and incorporated herein by reference).
10.14	Demand Note dated May 30, 2023, by and between the Company and KORR Acquisions Group, Inc.(filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 9, 2023.)
10.15*	Amendment to the Employment Agreement with Cliff Saffron, dated August 25, 2022.
10.16	Form of Amended and Restated May 2021 Note, dated March 8, 2024 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.17	Form of Amended and Restated June 2022 Note, dated March 8, 2024 (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.18	Form of Amended and Restated May 2021 Warrant, dated March 8, 2024 (filed as Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.19	Form of Amended and Restated June 2022 Warrant, dated March 8, 2024 (filed as Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.20	Forbearance Agreement, dated March 8, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference) by and among the Company and Arena Investors LP.
10.21	Subordination Agreement, dated March 8, 2024 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference) by and among the Senior Lenders, KORR Acquisition Group, Inc. and the Company.

10.22	Registration Rights Agreement, dated March 8, 2024 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.23	Registration Rights Agreement related to the Notes, dated March 8, 2024 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.24	Side letter, dated March 8, 2024 (filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.25	Form of Amended and Restated May 2021 Warrant, dated June 4, 2024 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
10.26	Form of Amended and Restated June 2022 Warrant, dated June 4, 2024 (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
10.27	First Amendment to Forbearance Agreement and Registration Rights Agreements, dated June 4, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed Herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2024.

OPTIMUS HEALTHCARE SERVICES, INC.

/s/ Cliff Saffron
Cliff Saffron
Interim Chief Executive Officer (Principal Executive Officer) and General Counsel

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

Signature	Title	Date

/s/ Cliff Saffron	Interim Chief Executive Officer and General Counsel	June 17, 2024
Cliff Saffron	(Principal Executive Officer)

/s/ Thomas McNeill	SVP-Chief Financial Officer	June 17, 2024
Thomas McNeill	(Principal Financial and Accounting Officer)

/s/ Dr. Eli Avila	Director	June 17, 2024
Dr. Eli Avila

/s/ Teresa Carlson	Director	June 17, 2024
Teresa Carlson

/s/ James Murphy	Director	June 17, 2024
James Murphy

/s/ Dr. Peter Michalos	Director	June 17, 2024
Dr. Peter Michalos

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optimus Healthcare Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optimus Healthcare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Company issues stock-based compensation to employees, directors and others, which requires estimating the fair value of stock options and restricted stock units. The fair value estimation involves subjective assumptions including the expected stock price volatility, expected term of the awards, and the risk-free interest rate. Given the subjective nature of these assumptions and the potential for material impact, stock-based compensation was identified as a critical audit matter.

How the Matter Was Addressed in the Audit:

●	Review of Historical Data: We reviewed the company’s historical data to assess the reasonableness of the assumptions used in the valuation models.

●	Independent Recalculation: We performed independent recalculations of the fair value of stock-based compensation using our own assumptions and compared the results to the company’s estimates.

●	Audit of Disclosures: We audited the disclosures related to stock-based compensation to ensure they were in accordance with relevant accounting standards.

●	Assessment of Accounting Policies: We evaluated the accounting policies and methodologies used for consistency and compliance with GAAP.

/s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2021.

White Plains, New York

June 17, 2024

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$100,319	$751,017
Accounts receivable, net	572,707	525,064
Notes receivable	100,000	200,689
Deposits and prepaid expenses	33,592	104,877
Investment in marketable securities	-	144,199
Total current assets	806,618	1,725,846

Right-of-use asset	224,316	339,614
Property, plant and equipment, net	39,164	56,196
Intangible assets	-	2,750
Goodwill	-	815,500
Total Assets	$1,070,098	$2,939,906

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable	$1,154,309	$738,395
Accrued liabilities	1,043,270	581,802
Line of credit	135,744	140,060
Notes payable, related party	1,720,000	200
Convertible notes payable, net of discount	3,915,732	-
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	59,765	67,052
Total current liabilities	8,034,124	1,532,813

Operating lease liability, non-current	175,344	283,092
Convertible notes payable, net of discount, non-current	0	2,759,961
Paycheck protection program loan	1,592	6,562
Total Liabilities	8,211,060	4,582,428

Commitments and contingencies

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	2023	2022
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 39,967,598 and 38,286,598 shares issued and outstanding at December 31, 2023 and 2022, respectively	39,968	38,287
Common stock to be issued	550	1,206
Additional paid in capital	22,947,709	17,343,671
Accumulated deficit	(30,133,916)	(19,032,561)
Controlling interest	(7,137,581)	(1,641,289)
Non-controlling interest	(3,381)	(1,233)
Total Stockholders’ Deficit	(7,140,962)	(1,642,522)
Total Liabilities and Stockholders’ Deficit	$1,070,098	$2,939,906

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue	$1,497,779	$1,218,882

Cost of sales	284,420	262,689

Gross profit	1,213,359	956,193

Operating expenses:
Stock based compensation	4,466,890	3,315,895
Personnel expenses	2,707,585	2,699,958
General and administrative expenses	2,161,411	2,330,568
Professional fees	450,378	675,943
Total operating expenses	9,786,264	9,022,364

Loss from operations	(8,572,905)	(8,066,171)

Other income (expense):
Amortization of debt discount	(1,155,772)	(1,131,629)
Interest expense	(614,024)	(324,385)
Loss on extinguishment of debt & accounts payable	-	(218,238)
Loss on disposition of long-term assets	(37,979)	(127,927)
Loss on impairment of goodwill	(815,500)	-
Net income (loss) from investments	78,510	(183,241)
Interest income	16,200	700
Total other income (expense)	(2,528,565)	(1,984,720)

Loss before income tax expense	(11,101,470)	(10,050,891)

Income tax expense	(2,033)	(674,292)

Net loss	$(11,103,503)	$(10,725,183)

Net loss attributable:
Non-controlling interest	(2,148)	(308)
Common stockholders	(11,101,355)	(10,724,875)
Net loss	$(11,103,503)	$(10,725,183)

Basic and diluted earnings per share on net loss	$(0.28)	$(0.28)

Weighted average shares outstanding - basic and diluted	39,967,538	38,785,879

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2021	10,000,001	10,001	8,105,724	8,106	26,225,974	26,226	-	-	13,676,762	(8,307,686)	(925)	5,412,484

Sale of common stock	-	-	-	-	750,000	750	1,206,000	1,206	1,954,044	-	-	1,956,000

Issuance of common stock for business acquisition	-	-	-	-	250,000	250	-	-	467,250	-	-	467,500

Common stock issued with convertible debt	-	-	-	-	200,000	200	-	-	111,647	-	-	111,847

Conversion of Series A preferred stock into common stock	(9,998,899)	(9,999)	-	-	12,498,624	12,499	-	-	(2,500)	-	-	-

Stock issued to satisfy debt and accounts payable	-	-	-	-	362,000	362	-	-	560,738	-	-	561,100

Stock repurchased in connection with Painscript diversture	-	-	-	-	(2,000,000)	(2,000)	-	-	(3,598,000)	-	-	(3,600,000)

Warrants issued with convertible debt	-	-	-	-	-	-	-	-	857,835	-	-	857,835

Stock based compensation	-	-	-	-	-	-	-	-	3,315,895	-	-	3,315,895
	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(10,724,875)	(308)	(10,725,183)

Balance December 31, 2022	1,102	$2	8,105,724	$8,106	38,286,598	$38,287	1,206,000	$1,206	$17,343,671	$(19,032,561)	$(1,233)	$(1,642,522)

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Issuance of common stock previously in common stock to be issued	-	-	-	-	1,206,000	1,206	(1,206,000)	(1,206)	-	-	-	-

Repurchase of stock	-	-	-	-	(250,000)	(250)	-	-	(136,577)	-	-	(136,827)

Sale of common stock	-	-	-	-	725,000	725	550,000	550	1,273,725	-	-	1,275,000

Restricted stock units	-	-	-	-	-	-	-	-	15,281	-	-	15,281

Stock based compensation	-	-	-	-	-	-	-	-	4,451,609	-	-	4,451,609

Net loss	-	-	-	-	-	-	-	-	-	(11,101,355)	(2,148)	(11,103,503)

Balance December 31, 2023	1,102	$2	8,105,724	$8,106	39,967,598	$39,968	550,000	$550	$22,947,709	$(30,133,916)	$(3,381)	$(7,140,962)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(11,103,503)	$(10,725,183)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,235	349,851
Stock-based compensation	4,466,890	3,315,895
Net income (loss) from investments	(78,510)	183,241
Loss on extinguishment of debt & accounts payable	-	218,238
Loss on disposition of long-term assets	37,979	127,927
Loss on impairment of goodwill	815,500
Amortization of debt discount	1,155,772	1,131,629
Right-of-use asset	263	4,055
Income tax benefit	-	666,616
Changes in operating assets & liabilities
Accounts receivable and notes receivable	53,046	(53,256)
Deposits & prepaid expenses	71,285	(31,331)
Accounts payable	415,912	631,537
Accrued liabilities	461,468	143,439
Net cash used in operating activities	(3,686,663)	(4,037,342)

Cash Flows from Investing Activities:
Cash acquired in business combination	-	9,000
Sales of marketable securities	936,330	2,203,666
Purchase of marketable securities	(713,621)	(1,503,666)
Acquisition of fixed assets	(35,431)	(57,540)
Net cash provided by investing activities	187,278	651,460

Cash Flows from Financing Activities:
Sale of common stock	1,275,000	1,956,000
Repurchase of common stock	(136,827)	-
Proceeds from convertible notes payable	-	1,935,000
Proceeds from notes payable, related party	1,719,800	-
(Payments) proceeds from PPP loan	(4,970)	(4,920)
Payments on line of credit	(4,316)	(10,019)
Net cash provided by financing activities	2,848,687	3,876,061

(Decrease) increase in cash	(650,698)	490,179

Cash at beginning of period	751,017	260,838

Cash (and equivalents) at end of period	$100,319	$751,017
Supplemental Cash Flow Information
Cash paid for interest	$299,700	$258,000
Cash paid for income taxes	$2,033	$-

Non-cash investing and financing activities:
Common stock issued for business combination	$-	$467,500
Warrants issued with convertible notes payable	$-	$857,835
Common stock issued to satisfy debt and accounts payable	$-	$561,100
Common stock issued with convertible notes payable	$-	$111,847

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

The Company is dedicated to advancing access to clinical trial research through its portfolio company Clinical Research Alliance, Inc. (“CRA”), and until December 2023 when it discontinued operations of its early stage pharmacy operation, through its portfolio company Worker’s Health Rx (d/b/a “Vitality Rx”).

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$—	—	—	$144,199	—	—

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $100,319 and $751,017 as of December 31, 2023 and 2022, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of December 31, 2023 and 2022, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2023 and 2022 was $0 and $363,153 respectively.

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

There were no accounts receivables from certain customers that exceeded 10% as of December 31, 2023 and 2022, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. During the year ended December 31, 2023, there were three customers representing 37.4% of annual revenues. During the year ended December 31, 2022, there were three customers representing 57.1% of our annual revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

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

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2023 and 2022, loss on impairment of goodwill was $815,500 and $0, respectively. In December 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. For the years ended December 31, 2023 and 2022, the Company recorded $4,466,890 and $3,315,895 in stock compensation expense, respectively. Stock compensation expense for the years ended December 31, 2023 included an expense of $15,281 related to Restricted Stock Units (“RSUs”).

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. There were $11,288 and $51,088 advertising expenses for the years ended December 31, 2023 and 2022, respectively.

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

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2021.

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

	Years Ended December 31,
	2023	2022
Warrants	1,705,000	1,705,000
Stock options	3,181,250	1,112,500
Convertible notes payable	4,400,000	4,400,000
Preferred stock	406,664	406,664
Total	9,692,914	7,624,164

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

3. Operating lease right-of-use asset and operating lease liability

The Company entered into a lease agreement commencing on December 1, 2020 through August 31, 2027, for 2,275 square feet of office space located at 1400 Old Country Road, Westbury, New York, 11590. The following table illustrates the base monthly rent amounts over the remaining term of the lease:

Base
Rent Periods	Rent
January 1, 2024 to August 31, 2024	$5,739
September 1, 2024 to August 31, 2025	$5,891
September 1, 2025 to August 31, 2026	$6,048
September 1, 2026 to August 31, 2027	$6,210

The Company entered into a lease agreement commencing on July 1, 2023 through June 30, 2026 for 2,153 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. On April 5, 2024 the Company entered into a Settlement and release agreement in the amount of $6,100.16, in addition to the Landlord retaining the security deposit of $5,250.

The Company has an equipment lease commencing on December 1, 2023 through December 1, 2026. The contract requires payments of $158 per month. Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. During the year ended December 31, 2023 and 2022, the Company recorded $133,710 and $120,528 in rent expense, respectively.

Right-of-use asset is summarized below:

	December 31,	December 31,
	2023	2022
Office lease	$371,832	$456,819
Equipment lease	5,676	2,063
Less: accumulated amortization	(153,192)	(119,268)
Right-of-use asset, net	$224,316	$339,614

Operating lease liability is summarized below:

	December 31,	December 31,
	2023	2022
Office lease	$229,433	$348,081
Equipment lease	5,676	2,063
Less: current portion	(59,765)	(67,052)
Long term portion	175,344	283,092

Maturity of the lease liability is as follows:

December 31,
2023
Fiscal year ending December 31, 2024	$69,477
Fiscal year ending December 31, 2025	71,323
Fiscal year ending December 31, 2026	73,223
Fiscal year ending December 31, 2027	49,677
263,700
Present value discount	(28,591)
Lease liability	$235,109

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2023 and 2022, the Company had $100,319 and $751,017 in cash and $7,227,506 in working capital deficit and $193,033 in working capital at December 31, 2023 and 2022, respectively.  For the years ended December 31, 2023 and 2022, the Company had a net loss of $11,103,503 and $10,725,183, respectively. Continued losses may adversely affect the liquidity of the Company in the future.

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

6. Business acquisition

VitailityRx

On January 28, 2022, the Company entered into a stock purchase agreement with Worker’s Health Rx, Inc. (“VitalityRx”) and Marc Wiener, the sole shareholder, who was also our former President, pursuant to which we acquired 100% of the outstanding equity interests of VitalityRx in exchange for the issuance of 250,000 shares of our common stock and $350,000. The cash portion of the purchase price was paid by December 31, 2022.

Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community, including but not limited to, neurologists, Ob/Gyn and infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

Consideration
250,000 shares of common stock	$467,500
Notes payable	350,000
Total consideration	$817,500

Fair value of net identifiable assets (liabilities) acquired
Cash	$9,000
Furniture and equipment	0
Capitalized start-up costs	0
Intangible assets – website	1,750
Fair value of net identifiable assets (liabilities) acquired	$10,750

Initial goodwill	$806,750

The initial goodwill has been adjusted to $815,500 as a result of contractual adjustments.

During the year ended December 31, 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired and resulted in an expense related to the full impairment of goodwill in the amount of $815,500 and a loss on disposition of long-term assets in the amount of $37,979.

7. Disposition of wholly-owned subsidiary

On December 7, 2022, the Company entered into a stock acquisition agreement with its wholly-owned subsidiary Optimus, Health, Inc., PainScript, and certain shareholders of the PainScript pursuant to which the Company agreed to exchange 100% of the outstanding shares of Painscript for 2,000,000 shares of the Company’s common stock. In connection with the agreement, the Company and Painscript agreed to (i) the cancellation of 400,000 earnout shares that were issuable to the former shareholders of Painscript; (ii) the Company provided a loan in the aggregate principal amount of $200,000 to Painscript to cover employee liabilities and general working capital as well as an additional $100,000 to cover liabilities of Painscript; (iii) termination of all employment agreements entered into with the former Painscript shareholders; (iv) receipt of resignations and releases from all former PainScript and Company employees and consultants; and (v) termination of the PainScript’s scientific advisory board.

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to PainScript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of PainScript on December 7, 2022	3,627,927
Loss on disposition of PainScript	$(127,927)

8. Notes receivable

Notes receivable consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Notes receivable	$100,000	$200,689

As mentioned in Note 7, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. During the year ended December 31, 2023, $100,689 of this loan was repaid.   On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the remaining balance of $100,000 at December 31, 2023 has a maturity date of $50,000 on March 31, 2024 and $50,000 by June 30, 2024. To date, interest payments have been made on a timely basis. The loan is secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

9. Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Furniture and fixtures	$19,880	$56,696
Computer equipment	43,784	23,896
	63,664	80,592
Less: Accumulated depreciation	(24,500)	(24,396)
Property, plant and equipment - net	$39,164	$56,196

Depreciation expense was $16,235 and $3,948 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company disposed of $52,357 in assets related to VitalityRx, which included an adjustment to accumulated depreciation in the amount of $16,129 and a loss on disposition of $36,228.

10. Intangible assets

Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Software development costs	$-	$-
Website	-	3,000
Less: Accumulated amortization	-	(250)
Intangible assets - net	$-	$2,750

Amortization expense was $1,000 and $345,903, recorded within general and administrative expenses on the statement of operations, for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company disposed of $3,000 in intangible assets related to VitalityRx, which included an adjustment to accumulated depreciation in the amount of $1,750.

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

The value of these marketable securities at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Cost	$-	$327,440
Gross unrealized gain	-	-
Gross unrealized loss	-	(183,241)
Fair value	$-	$144,199

The above marketable securities are reflected as level 1 assets as the securities prices are quotes on an established market. The Company has reflected $78,510 and ($183,241) in net gain (loss) from investments and has reported these securities as net gain (losses) from investments on the statement of operations during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the net loss from investments consisted of $161,269 in unrealized gain and $82,759 of realized loss. For the year ended December 31, 2022, the net loss from investments consisted of $203,371 in unrealized loss and $20,130 of realized gain.

12. Line of credit

As of December 31, 2023 and 2022, the balance of the line of credit was $135,744 and $140,060, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the years ended December 31, 2023 and 2022, the Company repaid $4,316 and $10,019 towards the line of credit balance, respectively.

13. Notes payable, related party

As of December 31, 2023 and December 31, 2023, the balance of the notes payable, related party was $1,720,000 and $200. The notes are outlined in the following table:

	December 31,	December 31,
	2023	2022
Notes payable, related party
$10,100, issued, no coupon, due on demand	$-	$200
$1,720,000, issued, 12% coupon, due on demand	1,720,000	-
Total long-term notes payable, related party	$1,720,000	$200

On July 1, 2022, the Company entered into an agreement whereby the Company agreed to issue 362,000 shares of common stock in satisfaction of $25,000 in notes payable, related party and $296,839 in accounts payable, related party. As a result of this transaction, the Company recorded loss on extinguishment in the amount of $218,238.

During the year ended December 31, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,720,000 (received in several tranches), with an interest rate of 12% per annum. This loan is subordinated to the Convertible Notes Payable (see Note 15).

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

As of December 31, 2023, the non-current portion is $1,592 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the year ended December 31, 2023, the Company repaid $4,970 on the PPP loan.

15. Convertible notes payable

The carrying value of convertible notes payable, net of debt discount, as of December 31, 2023 and 2022 was $3,915,732 and $2,759,961, respectively.

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

Interest expense for the years ended December 31, 2023 and 2022 was $488,216 and $314,600, respectively. Amortization of debt discount for the years ended December 31, 2023 and 2022 was $1,155,772 and $1,131,629, respectively.

On March 8, 2024 and June 4, 2024, the Company entered into a forbearance agreement, and an amended forbearance agreement, respectively. See Note 19 for the provisions of those agreements.

16. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. To date, the Company has sold 4,641,000 shares of its common stock through this offering.

During 2023, the Company raised $1,275,000, pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A — The Company has 1,102 shares of Series A Preferred outstanding as of December 31, 2023 and December 31, 2022, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of December 31, 2023 and December 31, 2022. The Series B Preferred has the following designations:

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

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the year ended December 31, 2023 is as follows:

Stock Price	$1.24
Exercise Price	$1.24
Dividend yield	0%
Expected volatility	244.71%
Risk-Free interest rate	4.25%
Expected life (in years)	6.00

Stock option activity for the period ended December 31, 2023 is summarized as follows:

			Weighted
		Weighted	Average
	Shares	Average Exercise Price	Remaining Term
Options outstanding January 1, 2022	5,297,500	$1.74	9.43 Years
Options granted	3,365,000	$1.72	10.0 Years
Options exercised	-	-	-
Options cancelled	(2,767,500)	$1.80	-
Options outstanding at December 31, 2022	5,895,000	$1.69	9.15 Years
Options granted	6,440,000	$1.24	10.0 Years
Options exercised	-	-	-
Options cancelled	(2,452,500)	$1.58	-
Options outstanding at December 31, 2023	9,882,500	$1.43	8.91 Years
Options exercisable at December 31, 2023	3,181,250	$1.24	8.34 Years

During the years ended December 31, 2023 and 2022, the Company recorded $4,466,890 and $3,315,895 in stock-based compensation expense, respectively. During the year ended December 31, 2023, the Company incurred new stock-based compensation expense of $5,358,833, which was offset by a reversal of $891,943 due to previously recorded stock compensation reversed for stock cancellation that did not yet vest. At December 31, 2023, there was $6,218,627 in unrecognized costs related to the stock options granted. As of December 31, 2023, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2021	-
RSUs granted	2,000,000
RSUs released	-
RSUs forfeited	-
RSUs outstanding at December 31, 2022	2,000,000
RSUs granted	65,000
RSUs released	-
RSUs forfeited	(2,000,000)
RSUs outstanding at December 31, 2023	65,000

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the year ended December 31, 2023 and 2022, the Company recorded $15,282 and $0, respectively, in expense related to the RSUs, which was included as part of total stock-based compensation expense. Included in this amount was $404,393 in expense offset by $389,111 in recovery due to cancelled RSUs. As of December 31, 2023 there was no unrecognized expense.

Warrants

Warrant activity is summarized as follows:

			Weighted
		Weighted	Average
	Shares	Average Exercise Price	Remaining Term
Warrants outstanding January 1, 2022	165,000	$1.25	4.40 Years
Issued	1,540,000	$1.25	5 Years
Exercised	-		-
Expired	-		-
Warrants outstanding December 31, 2022	1,705,000	$1.25	4.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at December 31, 2023	1,705,000	$1.25	3.34 Years
Warrants exercisable at December 31, 2023	1,705,000	$1.25	3.34 Years

Effective March 8, 2024, the warrants exercise prices were amended to $.01 per warrant. See Subsequent event footnote 19.

17. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2023 and 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

18. Income taxes

The components of income tax expense (benefit) for the years ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Current
Federal	$-	$-
State and local	2,033	7,626
Total current	$2,033	$7,626

Deferred
Federal	-	666,616
State and local	-	-
Total deferred	$-	$666,616

Total income tax expense (benefit)	$2,033	$674,292

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
U.S. statutory federal income tax rate	21.0%	21.0%

Stock compensation	(4.06)%	(6.46)%
Convertible debt	(3.12)%	(3.02)%
Other permanent differences	(0.01)%	(0.02)%
Change in valuation allowance	(12.2)%	(15.10)%
Impairment of Goodwill and long-term assets	(1.61)%	-
State taxes	(0.02)%	(0.06)%
Painscript transaction	-	1.28%
Other	-	(4.32)%
Income tax (expense) benefit for the period	(0.02)%	(6.70)%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets
Federal net operating loss carryforwards	$1,571,322	$1,393,319
State net operating loss carryforwards	360,931	198,703
Lease Liability	61,446	91,510
Bad debt	1,766	-
Unrealized gains / (loss)	-	53,151
Accrued expenses	311,419	54,941
Charitable contribution carryover	8,264	6,826
NQSOs	673,988	59,113
Total gross deferred tax assets	2,989,136	1,857,563

Deferred tax liabilities
Property, plant and equipment	$(9,700)	$(7,172)
Right of use Asset	58,625	88,758
Total gross deferred tax liabilities	48,925	81,586
Gross deferred tax asset (liabilities)	2,940,211	1,775,977
Valuation allowance	(2,940,211)	(1,775,977)
Net deferred tax asset (liabilities)	$0	$-

As of December 31, 2023, the Company had Net Operating Loss carryforwards in the amount of $7,482,484, which under the current tax law has no expiration dates. The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “ more likely than not” that all or a portion of the deferred tax assets will not be realized. The valuation allowance increased by approximately $1,164,000 during the year ended December 31, 2003.

19. Subsequent events

On March 8, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into a forbearance agreement (the “Forbearance Agreement”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things: (i) the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Forbearance Agreement) under the Notes until that date which is the earliest to occur of: (a) April 22, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the Company and its subsidiaries agreed it shall not allow acceleration or make any cash principal or interest payment on account of any indebtedness held by KORR Acquisition Group, Inc. (“Subordinated Lender”); (iii) the Company agreed it would use commercially reasonable best efforts to consummate a sale of some or all of the assets of its CRA business, a sale of some or all of the equity interests of the CRA business, or a merger of the CRA business, in each case, to an independent, non-affiliated third party in an arms’ length transaction, subject to satisfaction of certain milestones; (iv) the Company agreed it would use commercially reasonable best efforts to consummate an equity financing that results in gross proceeds of at least $2,000,000 to the Company on or prior to February 28, 2025, subject to consent of the Purchasers, which consent will not be unreasonably withheld (a “Qualified Subsequent Financing”);

(v) subject to approval by the Company’s Board of Directors (the “Board”) or appropriate committee thereunder, the Company agreed to promptly appoint to the Company’s Board a nominee suggested by the Agent; and (vi) the Agent and the Purchasers provided their conditional consent to allow the Company to sell up to $350,000 of subordinated bridge notes, subject to certain conditions.

In connection with the Forbearance Agreement, the Company acknowledged that accrued and unpaid interest through January 1, 2024, fees, costs, and other amounts due to the Agent and the Purchasers under the Notes and the other transaction documents entered into between the parties was equal to $197,816.64 (exclusive of liquidated damages under Section 4.24 of the Security Purchase Agreements (as defined in the Forbearance Agreement) (the “Owed Amount”). The Company agreed to issue to the Purchasers an aggregate of 3,165,066 shares of common stock in satisfaction of such Owed Amount. The securities issued and sold in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Subordination Agreement

In connection with the Forbearance Agreement, the Company, Agent and Subordinated Lender entered into a subordination agreement (the “Subordination Agreement”) pursuant to which Subordinated Lender agreed to, among other things: (i) subordinate and make junior the payment of any and all of the principal amount or interest on, and any fees, costs, expenses, or any other payment in respect of the debt held by the Subordinated Lender (the “Subordinated Debt”) until 91 days after the indefeasible payment of the Senior Debt or after the conversion in full of the Notes; and (ii) upon the consummation of a Qualified Subsequent Financing, the Subordinated Lender agreed to convert the entire Subordinated Debt into a junior class of preferred stock of the Company, which such class, among other limitations, is junior as to the liquidation rights of any more senior class of preferred stock, in such form and with such content as the Agent and the Company may agree.

Amended and Restated Notes

On the Effective Date, the Company entered into amended and restated Notes with the Purchasers (the “Amended Notes”) pursuant to which, the Company agreed, among other things: (i) to pay interest to the Purchasers on the aggregate unconverted and then outstanding principal amount of this Note at the rate of twelve percent (12%) per annum beginning on or after May 2, 2023; (ii) commencing with the January 1, 2024 interest payment and thereafter, the Company, at its option may make interest payments and payment of other amounts due and payable under Amended Notes in shares of Common Stock of the Company at a price per share equal to the lesser of (a) $0.0625 or (b) 100% of the closing sale price on the day that is immediately prior to the applicable payment date or in cash; (iii) to allow the Amended Notes to be convertible into shares of Common Stock or, upon prior written notice, such number of shares of a to-be-issued class of preferred stock of the Company on the earliest of: (a) the occurrence and continuance of an Event of Default (as defined in the Amended Notes), (b) consummation of a Qualified Subsequent Financing, and (c) on or after the date on which such Conversion Shares are eligible to be sold under Rule 144 without the need for current public information; (iv) the conversion price in the Amended Notes shall now be equal to the lower of (a) $0.0625 or (b) the price of the securities issued in a Qualified Subsequent Financing completed within the one (1) year anniversary of the Current Issue Date, subject to adjustment; and (v) upon consummation of a Qualified Subsequent Financing, the outstanding principal amount of the Amended Notes plus all accrued but unpaid interest thereon and any other payment due thereunder, shall automatically, without any further action required by the Purchasers, be converted into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Purchasers, at the conversion price then in effect.

Amended and Restated Warrants

In connection with (i) the issuance of the May 2021 Notes, and (ii) the issuance of the June 2022 Notes, the Company issued the Purchasers: (i) warrants to purchase an aggregate of 165,000 shares of Common Stock with an exercise price of $1.25 per share (the “May 2021 Warrants”), and (ii) warrants to purchase an aggregate of 1,540,000 shares of Common Stock with an exercise price of $1.25 per share (the “June 2022 Warrants” and together with the May 2021 Warrants, the “Warrants”), respectively. In connection with the Forbearance Agreement, the Company and the Purchasers entered into amended and restated warrants (the “Amended Warrants”) pursuant to which, among other things: (i) the exercise price of the Warrants was reduced to $0.01 per share and (ii) the term of the Warrants was changed from 5 years to 7 years.

Registration Rights Agreements

On the Effective Date, the Company entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock held by the Purchasers and the shares of common stock issuable upon exercise of the Amended Warrants pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 15, 2024. If the Company fails to have it filed by such date, declared effective 60 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

On the Effective Date, the Company also entered into an Amended and Restated Registration Rights Agreement with the Purchasers related to the shares of common stock (or shares of a to-be-issued class of preferred stock) issuable upon conversion of the Notes pursuant to which we agreed to file a registration statement for such securities on the 30th calendar day following the earliest of: (i) the first anniversary of the Effective Date and no Qualified Subsequent Financing has been consummated; (ii) the consummation of a Qualified Subsequent Financing and the Company has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or if later, June 15, 2024; and (iii) the occurrence and continuance of an Event of Default (as defined under the Notes). If we fail to have it filed by such date, declared effective 45 calendar days thereafter or if we fail to maintain the effectiveness of the registration statement until all of such securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any volume or manner of sale restrictions, then we will be obligated to pay liquidated damages to the holders of such securities of $20,000, in addition to any other rights such holders may have, upon the occurrence of any such event and on each monthly anniversary thereafter until the event is cured.

Side Letter

On the Effective Date, the Company and the Agent entered into a side letter pursuant to which the Agent acknowledged and agreed that any to-be-issued shares of preferred stock to be issued upon conversion of the Notes shall include the general parameters as set forth below, subject to execution of definitive documentation: (i) senior preferred will be first, prior to and superior to any other class of preferred stock or any other security, with a liquidation preference, which is to be paid in full before any other class of securities receives any distribution in liquidation or otherwise, (ii) no PIK or interest, no voting rights (except as required by law, no restrictions on future debt/equity raises (still have MFN for one year and the customary adjustment rights), (iii) convertible into shares of the common stock and (iv) non-redeemable.

On June 4, 2024, the Company entered into an amendment to the Forbearance Agreement and Registration Rights Agreements. The Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) August 30, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the definition of “Filing Date” in the Amended and Restated Registration Rights Agreements (as defined in the Amendment) was amended such that we agreed to file a registration statement for such securities on the 30th calendar day following the date the Company’s independent public accountants have completed their audit for the fiscal year ended December 31, 2023 and the Company has filed its Annual Report on Form 10-K including such financial statements, or if later, June 30, 2024 and (iii) the parties agreed to issue new Amended Warrants (as defined in the Amendment) to reflect an erroneous change to the expiration date in the Amended Warrants from 7 years to 5 years.

In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

Subsequent to December 31, 2023, the Company received a non interest bearing bridge loan from KORR in the total amount of $270,000, subject to the terms of the June 4, 2024 amendment with Arena Investors, LP.

On January 3, 2024, Philip Scala resigned as a director & Chairman of the Company.

On January 4, 2024, Mr. Weiner resigned as a director of the Company and on January 5, 2024 the Company terminated its consulting agreement with Mr. Wiener.