Form 10-Q
period 2024-03-31
Optimus Healthcare Services, Inc.
filed 2024-06-25
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of common shares outstanding as of June 17, 2024 was 45,794,664.

i

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,572	$100,319
Accounts receivable, net	425,206	572,707
Notes receivable	50,000	100,000
Deposits and prepaid expenses	26,392	33,592
Total current assets	573,170	806,618

Right-of-use asset	211,293	224,316
Property, plant and equipment, net	35,661	39,164
Total Assets	$820,124	$1,070,098

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable	$1,282,131	$1,154,309
Accrued liabilities	1,189,876	1,043,270
Line of credit	134,784	135,744
Notes payable, related party	1,820,000	1,720,000
Convertible notes payable, net of discount	4,400,000	3,915,732
Paycheck protection program loan, current	5,304	5,304
Operating lease liability, current	61,245	59,765
Total current liabilities	8,893,340	8,034,124

Operating lease liability, non-current	160,868	175,344
Paycheck protection program loan	759	1,592
Total Liabilities	9,054,967	8,211,060

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 43,682,664 and 39,967,598 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	43,683	39,968
Common stock to be issued	-	550
Additional paid in capital	22,274,150	22,947,709
Accumulated deficit	(30,557,122)	(30,133,916)
Controlling interest	(8,231,181)	(7,137,581)
Non-controlling interest	(3,662)	(3,381)
Total Stockholders’ Deficit	(8,234,843)	(7,140,962)
Total Liabilities and Stockholders’ Deficit	$820,124	$1,070,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	2024	2023
Net Revenue	$344,465	$271,642

Cost of sales	62,182	80,024

Gross profit	282,283	191,618

Operating expenses:
Stock based compensation	(1,132,067)	1,417,943
Personnel expenses	465,491	886,256
General and administrative expenses	349,732	426,553
Professional fees	86,632	141,279
Total operating expenses	(230,212)	2,872,031

Income (loss) from operations	512,495	(2,680,413)

Other income (expense):
Amortization of debt discount	(484,268)	(284,985)
Interest expense	(193,008)	(103,788)
Loss on extinguishment of debt	(263,857)
Net gain from investments	-	110,721
Interest income	5,134	4,000
Total other income (expense)	(935,999)	(274,052)

Loss before income tax benefit	(423,504)	(2,954,465)

Income tax benefit	17	-

Net loss	$(423,487)	$(2,954,465)

Net loss attributable:
Non-controlling interest	(281)	(419)
Common stockholders	(423,206)	(2,954,046)
Net loss	$(423,487)	$(2,954,465)

Basic and diluted earnings per share on net loss	$(0.01)	$(0.07)

Weighted average shares outstanding - basic and diluted	40,833,659	39,935,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2023	1,102	2	8,105,724	8,106	39,967,598	39,968	550,000	550	22,947,709	(30,133,916)	(3,381)	(7,140,962)

Sale of common stock	-	-	-	-	550,000	550	(550,000)	(550)	-	-	-	-

Restricted stock units	-	-	-	-	-	-	-	-	(15,282)	-	-	(15,282)

Stock based compensation	-	-	-	-	-	-	-	-	(1,116,786)	-	-	(1,116,786)

Stock issued for accrued interest	-	-	-	-	3,165,066	3,165	-	-	408,294	-	-	411,459

Warrant repricing	-	-	-	-	-	-	-	-	50,215	-	-	50,215

Net loss	-	-	-	-	-	-	-	-	-	(423,206)	(281)	(423,487)

Balance March 31, 2024	1,102	$2	8,105,724	$8,106	43,682,664	$43,683	-	$-	$22,274,150	$(30,557,122)	$(3,662)	$(8,234,843)

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(423,487)	$(2,954,465)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,503	3,414
Stock-based compensation	(1,132,067)	1,417,943
Net income from investments	0	(110,721)
Loss on extinguishment of debt	263,857
Amortization of debt discount	484,268	284,985
Amortization of right-of-use asset	27	636
Changes in operating assets & liabilities
Accounts receivable and notes receivable	197,501	(56,834)
Deposits & prepaid expenses	7,200	(13,022)
Accounts payable	127,822	155,113
Accrued liabilities	344,422	21,205
Net cash used in operating activities	(126,954)	(1,251,746)

Cash Flows from Investing Activities:
Sales of marketable securities	-	681,464
Purchase of marketable securities	-	(681,464)
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Sale of common stock	-	725,000
Proceeds from notes payable	100,000
(Payments) proceeds from PPP loan	(833)	(1,239)
Payments on line of credit	(960)	(1,353)
Net cash provided by financing activities	98,207	722,408

Decrease in Cash	(28,747)	(529,338)

Cash at beginning of period	100,319	751,017

Cash at end of period	$71,572	$221,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Continued)

(UNAUDITED)

	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$0	$200,700
Cash paid for income taxes	$0	$0

Non-cash investing and financing activities:
Common stock issued for payment of accrued interest	$197,817	$0

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

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements which include the accounts of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related condensed disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2023. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. All adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is December 31.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of March 31, 2024 and December 31, 2023, the Company does not have any assets and liabilities measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

The Company had cash of $71,572 and $100,319 as of March 31, 2024 and December 31, 2023, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount in excess of FDIC limits at March 31, 2024 and December 31, 2023 was $0.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. As of March 31, 2024, and December 31, 2023, there were no customers that exceeded 10% of accounts receivables.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the three months ended March 31, 2024, there was one customer exceeding 10% of our revenues, representing 12.2% of revenues. During the three months ended March 31, 2023 there was one customer exceeding 10% of our revenues, representing 11.3% of revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for Computer Equipment and Furniture and Fixtures over 5 to 7 years and are recorded in General and Administrative expenses.

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. In December 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired and recorded a loss on impairment of goodwill of $815,500 for the year ended December 31, 2023. As of March 31, 2024 there is no remaining goodwill.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. Stock compensation expense for the three months ended March 31, 2024, included stock option expense of $1,425,420 offset by a recovery of $2,557,487. Of the $2,557,487 in recovery, $15,282 was related to Restricted Stock Units (“RSUs”). For the three months ended March 31, 2023, the Company recorded $1,417,943, of which $206,755 related to Restricted Stock Units (“RSUs”).

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three months ended March 31, 2024 and 2023, there were no advertising expenses.

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

	Three Months Ended March 31,
	2024	2023
Warrants	1,705,000	1,705,000
Stock options	3,222,500	1,403,750
Convertible notes payable	70,400,000	4,400,000
Preferred stock	406,664	406,664
Total	75,734,164	7,915,414

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

The Company has an equipment lease commencing on December 1, 2023 through December 1, 2026. The contract requires payments of $158 per month. Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded $23,871 and $30,891 in rent expense, respectively.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5% as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations.

Right-of-use asset is summarized below:

	March 31,	December 31,
	2024	2023
Office lease	$456,819	$371,832
Equipment lease	5,611	5,676
Less: accumulated amortization	(251,137)	(153,192)
Right-of-use asset, net	$211,293	$224,316

Operating lease liability is summarized below:

	March 31,	December 31,
	2024	2023
Office lease	$221,063	$229,433
Equipment lease	1,050	5,676
Less: current portion	(61,245)	(59,765)
Long term portion	160,868	175,344

Maturity of the lease liability is as follows:

March 31,
2024
Fiscal year ending December 31, 2024	$91,335
Fiscal year ending December 31, 2025	93,837
Fiscal year ending December 31, 2026	88,269
Fiscal year ending December 31, 2027	49,677
323,118
Present value discount	(101,005)
Lease liability	$222,113

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2024 and December 31, 2023, the Company had $71,572 and $100,319 in cash and $8,320,170 and $7,227,506 in working capital deficit at March 31, 2024 and December 31, 2023, respectively.  For the three months ended March 31, 2024 and 2023, the Company had a net loss of $423,487 and $2,954,465 respectively. Continued losses may adversely affect the liquidity of the Company in the future. At March 31, 2024 and December 31, 2023, the Company had accumulated deficits of $30,557,122 and $30,133,916, respectively.

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

Vitality Rx was an early stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Long-Term Care facilities in the tri-state area. In addition, Vitality Rx was exploring the possibility of providing Intravenous Immunoglobulin (“IVIG”) to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.  This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

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

6. Disposition of wholly-owned subsidiary

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

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

7. Notes receivable

Notes receivable consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Notes receivable	$50,000	$100,000

As mentioned above, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. During the year ended December 31, 2023, $100,000 of this loan was repaid.   On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the remaining balance of $100,000 at December 31, 2023 has a maturity date of $50,000 on March 31, 2024 and $50,000 by June 30, 2024. The loan was secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

8. Property, plant and equipment

Property, plant and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$19,880	$19,880
Computer equipment	43,784	43,784
	63,664	63,664
Less: Accumulated depreciation	(28,003)	(24,500)
Property, plant and equipment - net	$35,661	$39,164

Depreciation expense was $3,503 and $3,164 for the three months ended March 31, 2024 and 2023, respectively.

9. Line of credit

As of March 31, 2024 and December 31, 2023, the balance of the line of credit was $134,784 and $135,744, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the three months ended March 31, 2024, the Company repaid $960 towards the line of credit balance.

10. Notes payable, related party

As of March 31, 2024 and December 31, 2023, the balance of the notes payable, related party was $1,820,000 and $1,720,000, respectively. The notes are outlined in the following table:

	March 31,	December 31,
	2024	2023
Notes payable, related party
$100,000, issued, no coupon, due on demand	$100,000	$-
$1,650,000, issued, 12% coupon, due on demand	1,720,000	1,720,000
Total notes payable, related party	$1,820,000	$1,720,000

During the year ended December 31, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,720,000 (received in several tranches), with an interest rate of 12% per annum. This loan is subordinated to the Convertible Notes Payable (see Note 13).

During the three months ended March 31, 2024, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $100,000, is non-interest bearing and is subordinated to the Convertible Notes Payable (see Note 13).

11. Paycheck protection program loan

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

The Company was granted forgiveness of $126,546 on the original PPP loan. As a result, the Company recorded a gain on PPP forgiveness in the amount of $126,546 during the year ended December 31, 2020. The unforgiven portion of the PPP loan totaling $19,137 is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. As of March 31, 2024, the non-current portion is $759 and the current portion is $5,304.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the three months ended March 31, 2024, the Company repaid $833 on the PPP loan.

12. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of March 31, 2024 and December 31, 2023 was $4,400,000 and $3,915,732 respectively. As of March 31, 2024, the non-current portion is $0 and the current portion is $4,400,000.

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

Interest expense for the three months ended March 31, 2024 and 2023 was $193,008 and $103,788, respectively. Amortization of debt discount for the three months ended March 31, 2024 and 2023 was $484,268 and $284,985, respectively.

March 8, 2024 Modification

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

In connection with the Forbearance Agreement, the Company acknowledged that accrued and unpaid interest through January 1, 2024, fees, costs, and other amounts due to the Agent and the Purchasers under the Notes and the other transaction documents entered into between the parties was equal to $197,817 (exclusive of liquidated damages under Section 4.24 of the Security Purchase Agreements (as defined in the Forbearance Agreement) (the “Owed Amount”). The Company agreed to issue to the Purchasers an aggregate of 3,165,066 shares of common stock in satisfaction of such Owed Amount. The securities issued and sold in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

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

The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The difference between the reacquisition price of the debt in the amount of $4,861,674 and the carrying value of the original debt of $4,597,817 resulted in a loss on an extinguishment in the amount of $263,857 for the three months ended March 31, 2024.

On June 4, 2024, the Company entered into an amendment to the Forbearance Agreement and Registration Rights Agreements.  See footnote 15 for the provisions of that agreement.

13. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 4,341,000 shares of its common stock through this offering.

During 2023, the Company raised $1,275,000, and during the three months ended March 31, 2024 raised $0 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of March 31, 2024 and December 31, 2023, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of March 31, 2024 and December 31, 2023. The Series B Preferred has the following designations:

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

During the three months ended March 31, 2024, the Company granted 2,000,000 options with an exercise price of $0.52.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the three months ended March 31, 2024 is as follows:

Stock Price	$0.52
Exercise Price	$0.52
Dividend yield	0%
Expected volatility	254.49%
Risk-Free interest rate	3.97%
Expected life (in years)	5.25

Stock option activity for the three months ended March 31, 2024 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Options outstanding January 1, 2024	9,882,500	$1.43	8.91 Years
Options granted	2,000,000	$0.52	10 Years
Options exercised	-	-	-
Options cancelled	(3,060,000)	$1.58	-
Options outstanding at March 31, 2024	8,822,500	$1.15	9.18 Years
Options exercisable at March 31, 2024	3,222,500	$1.16	8.49 Years

During the three months ended March 31, 2024, the Company incurred new stock-based compensation expense of $1,425,420, which was offset by a reversal of $2,542,205 due to previously recorded stock option compensation reversed for stock cancellation that did not yet vest. During the three months ended March 31, 2023, the Company recorded $1,211,188 in stock-based compensation expense. At March 31, 2024, there was $4,084,153 in unrecognized costs related to the stock options granted. As of March 31, 2024, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2023	65,000
RSUs granted	-
RSUs released	-
RSUs forfeited	(65,000)
RSUs outstanding at March 31, 2024	0

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the three months ended March 31, 2024, the remaining 65,000 RSUs were forfeited resulting in an expense recovery for the three months ended March 31, 2024 in the amount of $15,282. During the three months ended March 31, 2023 the Company recorded $206,755 in expense related to the RSUs.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2024	1,705,000	$1.25	3.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at March 31, 2024	1,705,000	$0.01	3.09 Years
Warrants exercisable at March 31, 2024	1,705,000	$0.01	3.09 Years

Effective March 8, 2024, the warrants exercise prices were amended to $.01 per warrant. See footnote 12.

14. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of March 31, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

15. Subsequent events

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

During the quarter ended June 30, 2024, the Company issued an additional 2,112,000 shares of its common stock for the payment of the interest accrued on the Arena Notes for the period ended March 31, 2024.

As of March 31, 2024, the Company received a non interest bearing bridge loan from KORR in the total amount of $100,000, subject to the terms of the June 4, 2024 amendment with Arena Investors, LP. Subsequent to March 31, 2024, the Company received an additional $170,000, which brings the total Bridge loan received from KORR to a total amount of $270,000.

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

For information on the Company’s significant accounting policies and estimates refer to Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and to Note 2 “Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements.

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

Vitality Rx was an early-stage pharmacy dedicated to serving the pharmacy needs of patients in the community and residing in Assisted Living and Independent Living facilities throughout the tristate area.  In addition, Vitality Rx was exploring the possibility of providing IVIG to a number of physician offices in the community: including but not limited to: neurologists, Ob/Gyn & infectious disease.   This offering was in a preliminary stage until the Company decided to discontinue its operations in December 2023.

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	2024	2023
Net Revenue	$344,465	$271,642

Cost of sales	62,182	80,024

Gross profit	282,283	191,618

Operating expenses:
Stock based compensation	(1,132,067)	1,417,943
Personnel expenses	465,491	886,256
General and administrative expenses	349,732	426,553
Professional fees	86,632	141,279
Total operating expenses	(230,212)	2,872,031

Income (loss) from operations	512,495	(2,680,413)

Other income (expense):
Amortization of debt discount	(484,268)	(284,985)
Interest expense	(193,008)	(103,788)
Loss on extinguishment of debt	(263,857)
Net gain from investments	-	110,721
Interest income	5,134	4,000
Total other income (expense)	(935,999)	(274,052)

Loss before income tax benefit (expense)	(423,504)	(2,954,465)

Income tax benefit (expense)	17	-

Net loss	$(423,487)	$(2,954,465)

Results of Operations

Comparison of the Quarter Ended March 31, 2024 and 2023

Net Revenues

Net Revenues were $344,465 for the quarter ended March 31, 2024 and $271,642 for the quarter ended March 31, 2023, an increase of $72,823. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues were primarily the result of adding new trials and timing of services provided.

Cost of Sales

Cost of Sales were $62,182 for the quarter ended March 31, 2024 and $80,024 for the quarter ended March 31, 2023, a decrease of $17,842. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $282,283 for the quarter ended March 31, 2024 and $191,618 for the quarter ended March 31, 2023, an increase of $90,665. The increase in gross profit was a result of increased sales in 2023 of $72,823, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was ($1,132,067) for the quarter ended March 31, 2024 and $1,417,943 for the quarter ended March 31, 2023, a decrease of $2,550,010. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated stock options and RSU’s during the first quarter of 2024 resulting in a recovery of $2,557,487.

Personnel Expenses

Personnel expenses were $465,491 for the quarter ended March 31, 2024 and $886,256 for the quarter ended March 31, 2023, a decrease of $420,765. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction in his related salary and bonus.

General and Administrative Expenses

General and administrative expenses were $349,732 for the quarter ended March 31, 2024 and $426,553 for the quarter ended March 31, 2023, a decrease of $76,821. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased payroll and payroll related costs due to the discontinuance of its Vitality Rx early-stage pharmacy for which the operations were discontinued in December 2023.

Professional Fees

Professional Fees were $86,632 for the quarter ended March 31, 2024 and $141,279 for the quarter ended March 31, 2023, a decrease of $54,647. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements. Commencing in the second quarter of 2023 a portion of these services are now provided internally.

Loss from Operations

The Company had income (loss) from operations of $512,495 for the quarter ended March 31, 2024 and ($2,680,413) for the quarter ended March 31, 2023, an increase of $3,192,908 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $484,268 for the quarter ended March 31, 2024 and $284,985 for the quarter ended March 31, 2023 as a result of the debt discount being fully amortized at March 31, 2024 as a result of the amendment of its loan agreements.

Interest Expense

Interest expense was $193,008 for the quarter ended March 31, 2024 and $103,788 for the quarter ended March 31, 2023, an increase of $89,220. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of higher interest rates on its convertible debt of $4.4 million(12% as compared to 9% in prior year quarter), as well as additional debt of $1.820 million as compared to none in the prior year quarter, and the resultant interest expense.

Loss on extinguishment of debt

As a result of the amendment to the Company’s convertible debt, it recorded a loss on extinguishment of debt in the amount of $263,857 for the three months ended March 31, 2024 as compared to none in the three months ended March 31, 2023.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the quarter ended March 31, 2024 and $110,721 for the quarter ended March 31, 2023, a decrease of $110,721 due to no investing activities during the quarter ended March 31, 2024, the result of the Company closing its investing account in April 2023. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the quarter ended March 31, 2023, the net loss from investments consisted of $161,269 in unrealized gains and $50,548 of realized losses.

Interest Income

Interest income was $5,134 for the quarter ended March 31, 2024 and $4,000 for the quarter ended March 31, 2023, an increase of $1,134. Interest income consists primarily of interest on a short-term loan receivable.

Income Taxes

The income tax benefit was $17 for the quarter ended March 31, 2024 and $0 for the quarter ended March 31, 2023. Since 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $423,487 for the quarter ended March 31, 2024 and $2,954,465 for the quarter ended March 31, 2023, a decreased loss of $2,530,978.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. During the three months ended March 31, 2024, the Company received a related party bridge loan from KORR Acquisitions Group, Inc. (“KORR”) in the total amount of $100,000, non-interest bearing and subject to the terms of the June 4, 2024 amendment with Arena Investors, LP. Subsequent to March 31, 2024, the Company received additional bridge loans from KORR, in the amount of $170,000 and outstanding bridge loans received from KORR now total $270,000, in addition to the existing $1,720,000 loans from KORR.

Substantial additional financing will continue to be needed by the Company to fund its operations and to commercially develop its services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private offerings of Common Stock, public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, may provide adequate financial resources to continue as a going concern for at least the next twelve months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

The independent auditors’ report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $30,557,122 as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2024 and December 31, 2023, we had cash of $71,572 and $100,319, respectively. Our working capital (deficit) at March 31, 2024 was ($8,320,170). We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

During the three months ended March 31, 2024, we had net cash flow used in operating activities of $126,954. The cash flow used in operating activities resulted primarily from the net loss and noncash stock based compensation for the period, as partially offset by amortization of debt discounts, increases in accounts payable and accrued liabilities and a decrease in accounts and notes receivable.

We had no net cash flow provided by investing activities as we had closed our investing account in April 2023 and also had no purchases of fixed assets.

We had net cash flow provided by financing activities of $98,207 for the three months ended March 31, 2024. The cash provided by financing activities was primarily the result of proceeds from bridge loans issued to KORR in the amount of $100,000.

As a result of the foregoing, the Company had a net decrease in cash of $28,747 during the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2024, their we no sales of the Company’s shares of common stock.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, the Company received a related party bridge loan from KORR Acquisitions Group, Inc. in the total amount of $100,000, in addition to prior loans of $1,720,000 outstanding. These loans are subordinated to and subject to the terms of the Senior Note Holder.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith
***	Certain personable identifiable information has been omitted pursuant to Item 601 (a) (6) of Regulation S-K. The Company hereby agrees to furnish the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: June 25, 2024	By:	/s/ Cliff Saffron
Cliff Saffron
Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2024	By:	/s/ Thomas McNeill
Thomas McNeill
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)