Form 10-K/A
period 2023-12-31
Optimus Healthcare Services, Inc.
filed 2024-07-11
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Optimus Healthcare Services, Inc. (“we,” “our,” “us,” and “Company,”) for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2024 (the “Original Filing”) for the sole purposes of amending: (1) the statement on the cover page that we were not current in our SEC reports and (2) Part II, Item 9A, to include management’s assessment over internal controls over financial reporting in response to comments conveyed by the staff at the SEC.

In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Company dated as of the date of this filing.

Except for the revisions in response to comments conveyed by the SEC as described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Company’s other filings with the SEC.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K/A. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023, the end of our most recent fiscal year.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Exhibit Description
2.1†	Share Exchange Agreement, dated November 25, 2020, by and among the Clinical Research Alliance Acquisition Corp., Clinical Research Alliance, Inc., Francis Arena and Morton Coleman (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.2†	Share Exchange Agreement, dated December 28, 2020, by and among Between Dandelions, Inc. and Optimus Healthcare Services, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.3†	Stock Acquisition Agreement, dated March 24, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation, the Transferors and Daniel Cohen, as the Transferors Representative (filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
2.4	Amendment No. 1 to Stock Acquisition Agreement, dated December 28, 2021, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.5†	Stock Purchase Agreement, dated January 28, 2022, by and between the Company, Worker’s Health Rx, Inc. and Marc Wiener (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
2.6	Amendment No. 2 to Stock Acquisition Agreement, dated April 13, 2022, by and among Optimus Healthcare Services, Inc., Optimus Health, Inc., AdhereRx Corporation and Daniel Cohen (filed as Exhibit 2.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 28, 2022 and incorporated herein by reference).
2.7†	Stock Acquisition Agreement, dated December 7, 2022, by and among Optimus Healthcare Services, Optimus Health, Inc., AdhereRx Corporation and the transferors signatory thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022 and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation, dated December 23, 2013 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.2	Amendment to the Certificate of Incorporation, dated November 23, 2015 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.3	Amendment to the Articles of Incorporation, dated December 16, 2015 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.4	Amendment to the Articles of Incorporation, dated July 11, 2016 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.5	Amendment to the Articles of Incorporation, dated November 29, 2018 (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.6	Amendment to the Articles of Incorporation, dated January 24, 2021 (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
3.7	Amended and Restated Bylaws (filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).

3.8	Amendment to the Articles of Incorporation, dated December 17, 2021 (filed as Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.1	Form of Senior Secured Note, dated May 25, 2021 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.2	Form of Warrant, dated May 25, 2021 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
4.3	First Amendment to May 2021 Notes, dated June 7, 2022 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.4	Form of Senior Secured Note, dated June 7, 2022 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.5	Form of Warrant, dated June 7, 2022 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
4.6	Description of the Registrant’s Securities Registered Under Section 15(d) of the Exchange Act (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on June 17, 2024 and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.3	Security Agreement, dated May 25, 2021, by and between the Company and the investors signatory thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.4	Form of Subsidiary Guaranty Agreement, dated May 25, 2021 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.5	Form of Subscription Agreement used for 2021 Equity Financing (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.6	2021 Omnibus Incentive Equity Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2021 and incorporated herein by reference).
10.7	Letter Employment Agreement, dated May 25, 2021 by and between the Company and Cliff Saffron (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference).
10.8	Securities Purchase Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.9	Registration Rights Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.10	Amended and Restated Security Agreement, dated June 7, 2022, by and between the Company and the investors signatory thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.11	Form of Subsidiary Guaranty Agreement, dated June 7, 2022 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 15, 2022 and incorporated herein by reference)
10.12	Amendment to the Employment Agreement with Cliff Saffron, dated September 12, 2022 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022 and incorporated herein by reference)
10.13	Letter Employment Agreement, dated February 16, 2023 by and between the Company and Thomas McNeill (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023 and incorporated herein by reference).
10.14	Demand Note dated May 30, 2023, by and between the Company and KORR Acquisions Group, Inc.(filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 9, 2023.)
10.15	Amendment to the Employment Agreement with Cliff Saffron, dated August 25, 2022 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on June 17, 2024 and incorporated herein by reference).
10.16	Form of Amended and Restated May 2021 Note, dated March 8, 2024 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.17	Form of Amended and Restated June 2022 Note, dated March 8, 2024 (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.18	Form of Amended and Restated May 2021 Warrant, dated March 8, 2024 (filed as Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.19	Form of Amended and Restated June 2022 Warrant, dated March 8, 2024 (filed as Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.20	Forbearance Agreement, dated March 8, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference) by and among the Company and Arena Investors LP.
10.21	Subordination Agreement, dated March 8, 2024 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference) by and among the Senior Lenders, KORR Acquisition Group, Inc. and the Company.

10.22	Registration Rights Agreement, dated March 8, 2024 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.23	Registration Rights Agreement related to the Notes, dated March 8, 2024 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.24	Side letter, dated March 8, 2024 (filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on March 14, 2024 and incorporated herein by reference).
10.25	Form of Amended and Restated May 2021 Warrant, dated June 4, 2024 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
10.26	Form of Amended and Restated June 2022 Warrant, dated June 4, 2024 (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
10.27	First Amendment to Forbearance Agreement and Registration Rights Agreements, dated June 4, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 7, 2024 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 17, 2024 and incorporated herein by reference).
24.1	Power of Attorney (included on signature page of the Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed Herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of July, 2024.

OPTIMUS HEALTHCARE SERVICES, INC.

/s/ Cliff Saffron
Cliff Saffron
Interim Chief Executive Officer (Principal Executive Officer) and General Counsel

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cliff Saffron	Interim Chief Executive Officer and General Counsel	July 11, 2024
Cliff Saffron	(Principal Executive Officer)

/s/ Thomas McNeill	SVP-Chief Financial Officer	July 11, 2024
Thomas McNeill	(Principal Financial and Accounting Officer)

*	Director	July 11, 2024
Dr. Eli Avila

*	Director	July 11, 2024
Teresa Carlson

*	Director	July 11, 2024
James Murphy

*	Director	July 11, 2024
Dr. Peter Michalos

* By:	/s/ Cliff Saffron
Cliff Saffron
Attorney-in-Fact

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

As of December 31, 2023, the Company had Net Operating Loss carryforwards in the amount of $7,482,484, which under the current tax law has no expiration dates. The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is ” more likely than not” that all or a portion of the deferred tax assets will not be realized. The valuation allowance increased by approximately $1,164,000 during the year ended December 31, 2003.

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