Form 10-Q
period 2024-06-30
Optimus Healthcare Services, Inc.
filed 2024-08-09
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of common shares outstanding as of August 2, 2024 was 47,906,664.

i

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,764	$100,319
Accounts receivable, net	602,353	572,707
Notes receivable	-	100,000
Deposits and prepaid expenses	19,206	33,592
Total current assets	634,323	806,618

Right-of-use asset	196,519	224,316
Property, plant and equipment, net	32,225	39,164
Total Assets	$863,067	$1,070,098

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable	$1,341,129	$1,154,309
Accrued liabilities	1,429,264	1,043,270
Line of credit	133,925	135,744
Notes payable, related party	2,002,000	1,720,000
Convertible notes payable, net of discount	4,400,000	3,915,732
Paycheck protection program loan, current	4,810	5,304
Operating lease liability, current	61,378	59,765
Total current liabilities	9,372,506	8,034,124

Operating lease liability, non-current	146,119	175,344
Paycheck protection program loan	-	1,592
Total Liabilities	9,518,625	8,211,060

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; 10,000,001 authorized: 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; 60,000,000 authorized: 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 130,000,000 shares authorized; 45,794,664 and 39,967,598 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	45,795	39,968
Common stock to be issued	-	550
Additional paid in capital	23,302,390	22,947,709
Accumulated deficit	(32,007,998)	(30,133,916)
Controlling interest	(8,651,705)	(7,137,581)
Non-controlling interest	(3,853)	(3,381)
Total Stockholders’ Deficit	(8,655,558)	(7,140,962)
Total Liabilities and Stockholders’ Deficit	$863,067	$1,070,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$639,303	$322,414	$983,768	$594,056

Cost of sales	58,061	59,158	120,243	139,182

Gross profit	581,242	263,256	863,525	454,874

Operating expenses:
Stock based compensation	898,352	1,183,518	(233,715)	2,601,461
Personnel expenses	443,543	844,196	909,034	1,730,452
General and administrative expenses	437,375	600,536	787,107	1,027,089
Professional fees	51,392	62,200	138,024	203,479
Total operating expenses	1,830,662	2,690,450	1,600,450	5,562,481

Loss from operations	(1,249,420)	(2,427,194)	(736,925)	(5,107,607)

Other income (expense):
Amortization of debt discount	0	(288,151)	(484,268)	(573,136)
Interest expense	(201,596)	(114,796)	(394,604)	(218,584)
Loss on extinguishment of debt	0	0	(263,857)	0
Net gain from investments	0	(32,211)	0	78,510
Interest income	942	4,000	6,076	8,000
Total other income (expense)	(200,654)	(431,158)	(1,136,653)	(705,210)

Loss before income tax benefit (expense)	(1,450,074)	(2,858,352)	(1,873,578)	(5,812,817)

Income tax benefit (expense)	(993)	(2,025)	(976)	(2,025)

Net loss	$(1,451,067)	$(2,860,377)	$(1,874,554)	$(5,814,842)

Net loss attributable:
Non-controlling interest	(191)	(474)	(472)	(893)
Common stockholders	(1,450,876)	(2,859,903)	(1,874,082)	(5,813,949)
Net loss	$(1,451,067)	$(2,860,377)	$(1,874,554)	$(5,814,842)

Basic and diluted earnings per share on net loss	$(0.03)	$(0.07)	$(0.04)	$(0.15)

Weighted average shares outstanding - basic and diluted	45,678,620	40,116,769	43,256,140	39,967,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2023	1,102	$2	8,105,724	$8,106	39,967,598	$39,968	550,000	$550	$22,947,709	$(30,133,916)	$(3,381)	$(7,140,962)

Sale of common stock	-	-	-	-	550,000	550	(550,000)	(550)	-	-	-	-

Restricted stock units	-	-	-	-	-	-	-	-	(15,282)	-	-	(15,282)

Stock based compensation	-	-	-	-	-	-	-	-	(1,116,786)	-	-	(1,116,786)

Stock issued for accrued interest	-	-	-	-	3,165,066	3,165	-	-	408,294	-	-	411,459

Warrant repricing	-	-	-	-	-	-	-	-	50,215	-	-	50,215

Net loss	-	-	-	-	-	-	-	-	-	(423,206)	(281)	(423,487)

Balance March 31, 2024	1,102	2	8,105,724	8,106	43,682,664	43,683	-	-	22,274,150	(30,557,122)	(3,662)	(8,234,843)

Stock based compensation	-	-	-	-	-	-	-	-	898,352	-	-	898,352

Stock issued for accrued interest	-	-	-	-	2,112,000	2,112	-	-	129,888	-	-	132,000

Net loss	-	-	-	-	-	-	-	-	-	(1,450,876)	(191)	(1,451,067)

Balance June 30, 2024	1,102	$2	8,105,724	$8,106	45,794,664	$45,795	-	$-	$23,302,390	$(32,007,998)	$(3,853)	$(8,655,558)

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

UNAUDITED

	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(1,874,554)	$(5,814,842)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,939	7,166
Stock-based compensation	(233,715)	2,601,461
Net income from investments	-	(78,510)
Loss on extinguishment of debt	263,857
Amortization of debt discount	484,268	573,136
Amortization of right-of-use asset	184	1,215
Changes in operating assets & liabilities
Accounts receivable and notes receivable	70,354	99,298
Deposits & prepaid expenses	14,386	(17,524)
Accounts payable	186,820	375,043
Accrued liabilities	715,811	(36,675)
Net cash used in operating activities	(365,650)	(2,290,232)

Cash Flows from Investing Activities:
Sales of marketable securities	-	936,330
Purchase of marketable securities	-	(713,622)
Acquisition of fixed assets	-	(19,552)
Net cash provided by investing activities	-	203,156

Cash Flows from Financing Activities:
Sale of common stock	-	725,000
Redemption of common stock	-	(136,827)
Proceeds from notes payable	100,000	-
Proceeds from notes payable, related party	182,000	949,800
Payments of PPP loan	(2,086)	(2,479)
Payments of line of credit	(1,819)	(2,314)
Net cash provided by financing activities	278,095	1,533,180

Decrease in Cash	(87,555)	(553,896)

Cash at beginning of period	100,319	751,017

Cash at end of period	$12,764	$197,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$0	$200,700
Cash paid for income taxes	$976	$-

Non-cash investing and financing activities:
Common stock issued to satisfy accrued interest	$543,459	$-

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of June 30, 2024 and December 31, 2023, the Company does not have any assets and liabilities measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

The Company had cash of $12,764 and $100,319 as of June 30, 2024 and December 31, 2023, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount in excess of FDIC limits at June 30, 2024 and December 31, 2023 was $0.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. As of June 30, 2024, and December 31, 2023, there were no customers that exceeded 10% of accounts receivables.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the three and six months ended June 30, 2024, there were no customers exceeding 10% of our revenues. During the three months ended June 30, 2023 there was one customer representing 10.9% of revenues, and during the six months ended June 30, 2023 there were no customers exceeding 10% of our revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for Computer Equipment and Furniture and Fixtures over 5 to 7 years and are recorded in General and Administrative expenses.

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. In December 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired and recorded a loss on impairment of goodwill of $815,500 for the year ended December 31, 2023. As of June 30, 2024 there is no remaining goodwill.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. Stock compensation expense for the six months ended June 30, 2024, included stock option expense of $2,323,772 offset by a recovery of $2,557,487. Of the $2,557,487 in recovery, $15,282 was related to Restricted Stock Units (“RSUs”). For the six months ended June 30, 2023, the Company recorded $2,601,461, of which $395,550 related to Restricted Stock Units (“RSUs”). For the three months ended June 30, 2024 and 2023, the Company recorded $898,352 and $1,183,518 in stock compensation expense, respectively. Stock compensation expense for the three months ended June 30, 2024 and 2023, included an expense of $0 and $188,795 related to Restricted Stock Units (“RSUs”), respectively.

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three and six months ended June 30, 2024 and 2023, there were no advertising expenses.

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

	Six Months Ended June 30,
	2024	2023
Warrants	1,705,000	1,705,000
Stock options	3,285,000	2,078,750
Convertible notes payable	70,400,000	4,400,000
Preferred stock	406,664	406,664
Total	75,796,664	8,590,414

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

The Company entered into a lease agreement commencing on July 1, 2023 through June 30, 2026 for 2,153 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. On April 5, 2024 the Company entered into a Settlement and release agreement in the amount of $6,100, in addition to the Landlord retaining the security deposit of $5,250.

The Company has an equipment lease commencing on December 1, 2023 through December 1, 2026. The contract requires payments of $158 per month. Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded $47,912 and 61,726, respectively, in rent expense. During the three months ended June 30, 2024 and 2023, the Company recorded $24,041 and $30,835, respectively, in rent expense.

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

Right-of-use asset is summarized below:

	June 30,	December 31,
	2024	2023
Office lease	$371,832	$371,832
Equipment lease	5,068	5,676
Less: accumulated amortization	(180,381)	(153,192)
Right-of-use asset, net	$196,519	$224,316

Operating lease liability is summarized below:

	June 30,	December 31,
	2024	2023
Office lease	$203,196	$229,433
Equipment lease	4,301	5,676
Less: current portion	(61,378)	(59,765)
Long term portion	146,119	175,344

Maturity of the lease liability is as follows:

June 30,
2024
Fiscal year ending December 31, 2024	$35,989
Fiscal year ending December 31, 2025	73,215
Fiscal year ending December 31, 2026	74,957
Fiscal year ending December 31, 2027	49,677
233,838
Present value discount	(26,341)
Lease liability	$207,497

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2024 and December 31, 2023, the Company had $12,764 and $100,319 in cash and $8,738,183 and $7,227,506 in working capital deficit at June 30, 2024 and December 31, 2023, respectively.  For the six months ended June 30, 2024 and 2023, the Company had a net loss of $1,874,554 and $5,814,842 respectively. For the three months ended June 30, 2024 and 2023, the Company had a net loss of $1,451,067 and $2,860,377 respectively. Continued losses may adversely affect the liquidity of the Company in the future. At June 30, 2024 and December 31, 2023, the Company had accumulated deficits of $32,007,998 and $30,133,916, respectively.

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

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

7. Notes receivable

Notes receivable consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Notes receivable	$-	$100,000

As mentioned above, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. During the year ended December 31, 2023, $100,000 of this loan was repaid.   On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the remaining balance of $100,000 at December 31, 2023 had a maturity date of $50,000 on March 31, 2024 and $50,000 by June 30, 2024. The loan was secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

8. Property, plant and equipment

Property, plant and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$19,880	$19,880
Computer equipment	43,784	43,784
	63,664	63,664
Less: Accumulated depreciation	(31,439)	(24,500)
Property, plant and equipment - net	$32,225	$39,164

Depreciation expense was $3,503 and $6,939 for the three and six months ended June 30, 2024, respectively, and $3,502 and $6,666 for the three and six months ended June, 30, 2023, respectively.

9. Line of credit

As of June 30, 2024 and December 31, 2023, the balance of the line of credit was $133,925 and $135,744, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the six months ended June 30, 2024, the Company repaid $1,819 towards the line of credit balance.

10. Notes payable, related party

As of June 30, 2024 and December 31, 2023, the balance of the notes payable, related party was $2,002,000 and $1,720,000, respectively. The notes are outlined in the following table:

	June 30,	December 31,
	2024	2023
Notes payable, related party
$282,000, issued, 12% coupon, due on demand	$282,000	$-
$1,720,000, issued, 12% coupon, due on demand	1,720,000	1,720,000
Total notes payable, related party	$2,002,000	$1,720,000

During the year ended December 31, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,720,000 (received in several tranches), with an interest rate of 12% per annum. This loan is subordinated to the Convertible Notes Payable (see Note 12).

During the six months ended June 30, 2024, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $270,000, and a $12,000 related party loan from RUA Diagnostics Inc. Both loans are interest bearing and are subordinated to the Convertible Notes Payable (see Note 12).

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

The Company was granted forgiveness of $126,546 on the original PPP loan. As a result, the Company recorded a gain on PPP forgiveness in the amount of $126,546 during the year ended December 31, 2020. The unforgiven portion of the PPP loan totaling $19,137 is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. As of June 30, 2024, the non-current portion is $0 and the current portion is $4,810.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the six months ended June 30, 2024, the Company repaid $2,086 on the PPP loan.

12. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of June 30, 2024 and December 31, 2023 was $4,400,000 and $3,915,732 respectively. As of June 30, 2024, the non-current portion is $0 and the current portion is $4,400,000.

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

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.25 per share (which was subsequently amended to $.01 per share), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect. The May 2021 Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the May 2021 Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

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

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.25 per share (which was subsequently amended to $.01 per share), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect. The June 2022 Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the June 2022 Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

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

Interest expense for the six months ended June 30, 2024 and 2023 was $394,604 and $218,584, respectively. Interest expense for the three months ended June 30, 2024 and 2023 was $201,596 and $114,796, respectively. Amortization of debt discount for the six months ended June 30, 2024 and 2023 was $484,268 and $573,136, respectively. Amortization of debt discount for the three months ended June 30, 2024 and 2023 was $0 and $288,151, respectively.

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

The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The difference between the reacquisition price of the debt in the amount of $4,861,674 and the carrying value of the original debt of $4,597,817 resulted in a loss on an extinguishment in the amount of $263,857 for the six months ended June 30, 2024.

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

During 2023, the Company raised $1,275,000, and during the six months ended June 30, 2024 raised $0 pursuant to the above.

Preferred Stock

The Company has 70,000,001 shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of June 30, 2024 and December 31, 2023, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of June 30, 2024 and December 31, 2023. The Series B Preferred has the following designations:

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

During the six months ended June 30, 2024, the Company granted 2,000,000 options with an exercise price of $0.52.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the six months ended June 30, 2024 is as follows:

Stock Price	$0.52
Exercise Price	$0.52
Dividend yield	0%
Expected volatility	254.49%
Risk-Free interest rate	3.97%
Expected life (in years)	5.25

Stock option activity for the six months ended June 30, 2024 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Options outstanding January 1, 2024	9,882,500	$1.43	8.91 Years
Options granted	2,000,000	$0.52	10 Years
Options exercised	-	-	-
Options cancelled	(3,060,000)	$1.58	-
Options outstanding at June 30, 2024	8,822,500	$1.15	8.93 Years
Options exercisable at June 30, 2024	3,222,500	$1.17	8.62 Years

During the six months ended June 30, 2024, the Company incurred new stock-based compensation expense of $2,323,772, which was offset by a reversal of $2,542,205 due to previously recorded stock option compensation reversed for stock cancellation that did not yet vest. During the six months ended June 30, 2023, the Company recorded $2,205,911 in stock-based compensation expense. During the three months ended June 30, 2024 and 2023, the Company incurred new stock-based compensation expense of $898,352 and $994,723, respectively. At June 30, 2024, there was $3,185,801 in unrecognized costs related to the stock options granted. As of June 30, 2024, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2023	65,000
RSUs granted	-
RSUs released	-
RSUs forfeited	(65,000)
RSUs outstanding at June 30, 2024	0

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the six months ended June 30, 2024, the remaining 65,000 RSUs were forfeited resulting in an expense recovery for the six months ended June 30, 2024 in the amount of $15,282. During the six months ended June 30, 2024 and 2023, the Company recorded $0 and $395,550 in expense related to the RSUs, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $0 and $188,795 in expense related to the RSUs, respectively.

Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2024	1,705,000	$1.25	3.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at June 30, 2024	1,705,000	$0.01	2.84 Years
Warrants exercisable at June 30, 2024	1,705,000	$0.01	2.84 Years

Effective March 8, 2024, the warrants exercise prices were amended to $.01 per warrant. See footnote 12.

14. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of June 30, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

15. Subsequent events

During the quarter ended September 30, 2024, the Company issued an additional 2,112,000 shares of its common stock for the payment of the interest accrued on the Arena Notes for the period ended June 30, 2024.

Subsequent to June 30, 2024, the Company received an additional $43,000 from KORR, which brings the total Bridge loan received from KORR to a total amount of $313,000.

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

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$639,303	$322,414	$983,768	$594,056

Cost of sales	58,061	59,158	120,243	139,182

Gross profit	581,242	263,256	863,525	454,874

Operating expenses:
Stock based compensation	898,352	1,183,518	(233,715)	2,601,461
Personnel expenses	443,543	844,196	909,034	1,730,452
General and administrative expenses	437,375	600,536	787,107	1,027,089
Professional fees	51,392	62,200	138,024	203,479
Total operating expenses	1,830,662	2,690,450	1,600,450	5,562,481

Loss from operations	(1,249,420)	(2,427,194)	(736,925)	(5,107,607)

Other income (expense):
Amortization of debt discount	0	(288,151)	(484,268)	(573,136)
Interest expense	(201,596)	(114,796)	(394,604)	(218,584)
Loss on extinguishment of debt	0	0	(263,857)	0
Net gain from investments	0	(32,211)	0	78,510
Interest income	942	4,000	6,076	8,000
Total other income (expense)	(200,654)	(431,158)	(1,136,653)	(705,210)

Loss before income tax benefit (expense)	(1,450,074)	(2,858,352)	(1,873,578)	(5,812,817)

Income tax benefit (expense)	(993)	(2,025)	(976)	(2,025)

Net loss	$(1,451,067)	$(2,860,377)	$(1,874,554)	$(5,814,842)

Results of Operations

Comparison of the Quarter Ended June 30, 2024 and 2023

Net Revenues

Net Revenues were $639,303 for the quarter ended June 30, 2024 and $322,414 for the quarter ended June 30, 2023, an increase of $316,889. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues were primarily the result of adding new trials and timing of services provided.

Cost of Sales

Cost of Sales were $58,061 for the quarter ended June 30, 2024 and $59,158 for the quarter ended June 30, 2023, a decrease of $1,097. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $581,242 for the quarter ended June 30, 2024 and $263,256 for the quarter ended June 30, 2023, an increase of $317,986. The increase in gross profit was a result of increased sales in 2024 of $316,889, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was $898,352 for the quarter ended June 30, 2024 and $1,183,518 for the quarter ended June 30, 2023, a decrease of $285,166. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated stock options and RSU’s subsequent to June 30, 2023.

Personnel Expenses

Personnel expenses were $443,543 for the quarter ended June 30, 2024 and $844,196 for the quarter ended June 30, 2023, a decrease of $400,653. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction in his related salary and bonus, as well as other personnel reductions.

General and Administrative Expenses

General and administrative expenses were $437,375 for the quarter ended June 30, 2024 and $600,536 for the quarter ended June 30, 2023, a decrease of $163,161. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased payroll and payroll related costs due to the discontinuance of its Vitality Rx early-stage pharmacy for which the operations were discontinued in December 2023, offset in part by $100,000 expense related to an amendment of its loan agreements in June 2024.

Professional Fees

Professional Fees were $51,392 for the quarter ended June 30, 2024 and $62,200 for the quarter ended June 30, 2023, a decrease of $10,808. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements. Commencing in the second quarter of 2023 a portion of these services are now provided internally.

Loss from Operations

The Company had a loss from operations of ($1,249,420) for the quarter ended June 30, 2024 and ($2,427,194) for the quarter ended June 30, 2023, a decreased loss of $1,177,774 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $0 for the quarter ended June 30, 2024 and $288,151 for the quarter ended June 30, 2023 as a result of the debt discount being fully amortized at June 30, 2024 as a result of the amendment of its loan agreements.

Interest Expense

Interest expense was $201,596 for the quarter ended June 30, 2024 and $114,796 for the quarter ended June 30, 2023, an increase of $86,800. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of higher interest rates on its convertible debt of $4.4 million (12% as compared to 9% in prior year quarter), as well as additional debt of $2.002 million as compared to $.950 million in the prior year quarter, and the resultant interest expense.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the quarter ended June 30, 2024 and ($32,211) for the quarter ended June 30, 2023, a decreased loss of $32,211 due to no investing activities during the quarter ended June 30, 2024, the result of the Company closing its investing account in April 2023. Net loss from investments consists of realized and unrealized gains from marketable securities purchased. For the quarter ended June 30, 2023, the net loss from investments consisted of $32,211 in realized losses.

Interest Income

Interest income was $942 for the quarter ended June 30, 2024 and $4,000 for the quarter ended June 30, 2023, a decrease of $3,058. Interest income consists primarily of interest on a short-term loan receivable which has been paid in full on May 1, 2024.

Income Taxes

The income tax expense was $993 for the quarter ended June 30, 2024 and $2,025 for the quarter ended June 30, 2023. Since 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $1,451,067 for the quarter ended June 30, 2024 and $2,860,377 for the quarter ended June 30, 2023, a decreased loss of $1,409,310.

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Revenues

Net Revenues were $983,768 for the six months ended June 30, 2024 and $594,056 for the six months ended June 30, 2023, an increase of $389,712. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues were primarily the result of adding new trials and timing of services provided.

Cost of Sales

Cost of Sales were $120,243 for the six months ended June 30, 2024 and $139,182 for the six months ended June 30, 2023, a decrease of $18,939. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $863,525 for the six months ended June 30, 2024 and $454,874 for the six months ended June 30, 2023, an increase of $408,651. The increase in gross profit was a result of increased sales in 2024 of $389,712, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was ($233,715) for the six months ended June 30, 2024 and $2,601,461 for the six months ended June 30, 2023, a decrease of $2,835,176. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated stock options and RSU’s during the first six months of 2024 resulting in a recovery of $2,557,487.

Personnel Expenses

Personnel expenses were $909,034 for the six months ended June 30, 2024 and $1,730,452 for the six months ended June 30, 2023, a decrease of $821,418. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction in his related salary and bonus, as well as other personnel reductions.

General and Administrative Expenses

General and administrative expenses were $787,107 for the six months ended June 30, 2024 and $1,027,089 for the six months ended June 30, 2023, a decrease of $239,982. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased payroll and payroll related costs due to the discontinuance of its Vitality Rx early-stage pharmacy for which the operations were discontinued in December 2023, offset in part by $100,000 expense related to an amendment of its loan agreements in June 2024.

Professional Fees

Professional Fees were $138,024 for the six months ended June 30, 2024 and $203,479 for the six months ended June 30, 2023, a decrease of $65,455. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements. Commencing in the second quarter of 2023 a portion of these services are now provided internally.

Loss from Operations

The Company had a loss from operations of $736,925 for the six months ended June 30, 2024 and $5,107,607 for the six months ended June 30, 2023, a decrease of $4,370,682 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $484,268 for the six months ended June 30, 2024 and $573,136 for the six months ended June 30, 2023 as a result of the debt discount being fully amortized at June 30, 2024 as a result of the amendment of its loan agreements.

Interest Expense

Interest expense was $394,604 for the six months ended June 30, 2024 and $218,584 for the six months ended June 30, 2023, an increase of $176,020. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of higher interest rates on its convertible debt of $4.4 million (12% as compared to 9% in prior year period), as well as additional debt of $2.002 million as compared to $.950 million in the prior year period, and the resultant interest expense.

Loss on extinguishment of debt

As a result of the amendment to the Company’s convertible debt, it recorded a loss on extinguishment of debt in the amount of $263,857 for the six months ended June 30, 2024 as compared to none in the six months ended June 30, 2023.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the six months ended June 30, 2024 and $78,510 for the six months ended June 30, 2023, a decrease of $78,510 due to no investing activities during the six months ended June 30, 2024, the result of the Company closing its investing account in April 2023. Net gain from investments consists of realized and unrealized gains from marketable securities purchased. For the six months ended June 30, 2023, the net loss from investments consisted of $161,269 in unrealized gains and $82,759 of realized losses.

Interest Income

Interest income was $6,076 for the six months ended June 30, 2024 and $8,000 for the six months ended June 30, 2023, a decrease of $1,924. Interest income consists primarily of interest on a short-term loan receivable which has been paid in full on May 1, 2024.

Income Taxes

The income tax expense was $976 for the six months ended June 30, 2024 and $2,025 for the six months ended June 30, 2023. Since 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $1,874,554 for the six months ended June 30, 2024 and $5,814,842 for the six months ended June 30, 2023, a decreased loss of $3,940,288.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. During the six months ended June 30, 2024, the Company received a related party bridge loan from KORR Acquisitions Group, Inc. (“KORR”) in the total amount of $270,000 and a $12,000 related party loan from RUA Diagnostics Inc. Both loans are interest bearing and subject to the terms of the June 4, 2024 amendment with Arena Investors, LP. Subsequent to June 30, 2024, the Company received additional bridge loans from KORR, in the amount of $43,000 and outstanding bridge loans received from KORR now total $313,000, in addition to the existing $1,720,000 loans from KORR.

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

The independent auditors’ report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $32,007,998 as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2024 and December 31, 2023, we had cash of $12,764 and $100,319, respectively. Our working capital (deficit) at June 30, 2024 was ($8,738,183). We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

During the six months ended June 30, 2024, we had net cash flow used in operating activities of $365,650. The cash flow used in operating activities resulted primarily from the net loss and noncash stock based compensation for the period, as partially offset by amortization of debt discounts, increases in accounts payable and accrued liabilities and a decrease in accounts and notes receivable.

We had no net cash flow provided by investing activities as we had closed our investing account in April 2023 and also had no purchases of fixed assets.

We had net cash flow provided by financing activities of $278,095 for the six months ended June 30, 2024. The cash provided by financing activities was primarily the result of proceeds from bridge loans in the amount of $182,000, as well as the receipt of the final amounts due on our notes receivables of $100,000.

As a result of the foregoing, the Company had a net decrease in cash of $87,555 during the six months ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2024, there were no sales of the Company’s shares of common stock.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the six months ended June 30, 2024, the Company received a related party bridge loan from KORR Acquisitions Group, Inc. in the total amount of $270,000, in addition to prior loans of $1,720,000 outstanding. In addition the Company received a related party loan from RUA Diagnostics, Inc. in the amount of $12,000. These loans are subordinated to and subject to the terms of the Senior Note Holder.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith
***	Certain personable identifiable information has been omitted pursuant to Item 601 (a) (6) of Regulation S-K. The Company hereby agrees to furnish the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: August 9, 2024	By:	/s/ Cliff Saffron
Cliff Saffron Interim Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Thomas McNeill
Thomas McNeill Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)