Form 10-Q
period 2024-09-30
Optimus Healthcare Services, Inc.
filed 2024-11-21
CIK 1892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of common shares outstanding as of November 18 2024 was 50,018,664.

i

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$152,357	$100,319
Accounts receivable, net	248,258	572,707
Notes receivable	-	100,000
Deposits and prepaid expenses	17,485	33,592
Total current assets	418,100	806,618

Right-of-use asset	182,604	224,316
Property, plant and equipment, net	28,816	39,164
Total Assets	$629,520	$1,070,098

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable	$1,464,151	$1,154,309
Accrued liabilities	1,719,204	1,043,270
Line of credit	132,896	135,744
Notes payable, related party	2,060,000	1,720,000
Convertible notes payable, net of discount	4,400,000	3,915,732
Paycheck protection program loan, current	3,554	5,304
Operating lease liability, current	62,524	59,765
Total current liabilities	9,842,329	8,034,124

Operating lease liability, non-current	130,934	175,344
Paycheck protection program loan	-	1,592
Total Liabilities	9,973,263	8,211,060

Commitments and contingencies

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value; authorized (see Note 13): 1,102 shares issued and outstanding	2	2

Series B Preferred stock, $0.001 par value; authorized (see Note 13): 8,105,724 shares issued and outstanding	8,106	8,106

Common stock, $0.001 par value; 1,000,000,000 shares and 130,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 47,906,664 and 39,967,598 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	47,907	39,968
Common stock to be issued	-	550
Additional paid in capital	24,418,625	22,947,709
Accumulated deficit	(33,814,142)	(30,133,916)
Controlling interest	(9,339,502)	(7,137,581)
Non-controlling interest	(4,241)	(3,381)
Total Stockholders’ Deficit	(9,343,743)	(7,140,962)
Total Liabilities and Stockholders’ Deficit	$629,520	$1,070,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenue	$384,763	$453,717	$1,368,531	$1,047,773

Cost of sales	74,061	79,750	194,304	218,932

Gross profit	310,702	373,967	1,174,227	828,841

Operating expenses:
Stock based compensation	986,347	682,452	752,632	3,283,913
Personnel expenses	424,856	448,836	1,333,890	2,179,288
General and administrative expenses	447,926	472,544	1,235,033	1,499,633
Professional fees	53,003	116,437	191,027	319,916
Total operating expenses	1,912,132	1,720,269	3,512,582	7,282,750

Loss from operations	(1,601,430)	(1,346,302)	(2,338,355)	(6,453,909)

Other income (expense):
Amortization of debt discount	-	(291,318)	(484,268)	(864,454)
Interest expense	(205,169)	(144,499)	(599,773)	(363,083)
Loss on extinguishment of debt	-	-	(263,857)	-
Net gain from investments	-	-	-	78,510
Interest income	67	4,000	6,143	12,000
Total other income (expense)	(205,102)	(431,817)	(1,341,755)	(1,137,027)

Loss before income tax benefit (expense)	(1,806,532)	(1,778,119)	(3,680,110)	(7,590,936)

Income tax benefit (expense)	-	-	(976)	(2,025)

Net loss	$(1,806,532)	$(1,778,119)	$(3,681,086)	$(7,592,961)

Net loss attributable:
Non-controlling interest	(388)	(593)	(860)	(1,486)
Common stockholders	(1,806,144)	(1,777,526)	(3,680,226)	(7,591,475)
Net loss	$(1,806,532)	$(1,778,119)	$(3,681,086)	$(7,592,961)

Basic and diluted earnings per share on net loss	$(0.04)	$(0.04)	$(0.08)	$(0.19)

Weighted average shares outstanding – basic and diluted	47,883,707	39,967,598	44,809,922	39,967,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2023	1,102	$2	8,105,724	$8,106	39,967,598	$39,968	550,000	$550	$22,947,709	$(30,133,916)	$(3,381)	$(7,140,962)

Sale of common stock	-	-	-	-	550,000	550	(550,000)	(550)	-	-	-	-

Restricted stock units	-	-	-	-	-	-	-	-	(15,282)	-	-	(15,282)

Stock based compensation	-	-	-	-	-	-	-	-	(1,116,786)	-	-	(1,116,786)

Stock issued for accrued interest	-	-	-	-	3,165,066	3,165	-	-	408,294	-	-	411,459

Warrant repricing	-	-	-	-	-	-	-	-	50,215	-	-	50,215

Net loss	-	-	-	-	-	-	-	-	-	(423,206)	(281)	(423,487)

Balance March 31, 2024	1,102	$2	8,105,724	$8,106	43,682,664	$43,683	-	$-	$22,274,150	$(30,557,122)	$(3,662)	$(8,234,843)

Stock based compensation	-	-	-	-	-	-	-	-	898,352	-	-	898,352

Stock issued for accrued interest	-	-	-	-	2,112,000	2,112	-	-	129,888	-	-	132,000

Net loss	-	-	-	-	-	-	-	-	-	(1,450,876)	(191)	(1,451,067)

Balance June 30, 2024	1,102	$2	8,105,724	$8,106	45,794,664	$45,795	-	$-	$23,302,390	$(32,007,998)	$(3,853)	$(8,655,558)

Stock based compensation	-	-	-	-	-	-	-	-	986,347	-	-	986,347

Stock issued for accrued interest	-	-	-	-	2,112,000	2,112	-	-	129,888	-	-	132,000
							-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,806,144)	(388)	(1,806,532)

Balance September 30, 2024	1,102	$2	8,105,724	$8,106	47,906,664	$47,907	-	$-	$24,418,625	$(33,814,142)	$(4,241)	$(9,343,743)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance December 31, 2022	1,102	$2	8,105,724	$8,106	38,286,598	$38,287	1,206,000	$1,206	$17,343,671	$(19,032,561)	$(1,233)	$(1,642,522)

Issuance of common stock previously in common stock to be issued	-	-	-	-	1,206,000	1,206	(1,206,000)	(1,206)	-	-	-	-

Sale of common stock	-	-	-	-	725,000	725	-	-	724,275	-	-	725,000

Restricted stock units	-	-	-	-	-	-	-	-	206,755	-	-	206,755

Stock based compensation	-	-	-	-	-	-	-	-	1,211,188	-	-	1,211,188

Net loss	-	-	-	-	-	-	-	-	-	(2,954,046)	(419)	(2,954,465)

Balance March 31, 2023	1,102	2	8,105,724	8,106	40,217,598	40,218	-	-	19,485,889	(21,986,607)	(1,652)	(2,454,044)

Repurchase of stock	-	-	-	-	(250,000)	(250)	-	-	(136,577)	-	-	(136,827)

Restricted stock units	-	-	-	-	-	-	-	-	188,795	-	-	188,795

Stock based compensation	-	-	-	-	-	-	-	-	994,723	-	-	994,723

Net loss	-	-	-	-	-	-	-	-	-	(2,859,903)	(474)	(2,860,377)

Balance June 30, 2023	1,102	2	8,105,724	8,106	39,967,598	39,968	-	-	20,532,830	(24,846,510)	(2,126)	(4,267,730)

Sale of common stock	-	-	-	-	-	-	200,000	200	199,800	-	-	200,000

Restricted stock units	-	-	-	-	-	-	-	-	(384,690)	-	-	(384,690)

Stock based compensation	-	-	-	-	-	-	-	-	1,067,142	-	-	1,067,142

Net loss	-	-	-	-	-	-	-	-	-	(1,777,526)	(593)	(1,778,119)

Balance September 30, 2023	1,102	$2	8,105,724	$8,106	39,967,598	$39,968	200,000	$200	$21,415,082	$(26,624,036)	$(2,719)	$(5,163,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(3,681,086)	$(7,592,961)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,349	12,026
Stock-based compensation	752,632	3,283,913
Net (loss) income from investments	-	(78,510)
Loss on extinguishment of debt	263,857	-
Amortization of debt discount	484,268	864,454
Amortization of right-of-use asset	59	(2,591)
Changes in operating assets & liabilities
Accounts receivable and notes receivable	424,449	(46,046)
Inventory	-	(6,979)
Deposits & prepaid expenses	16,107	(29,853)
Accounts payable	309,842	342,078
Accrued liabilities	1,137,751	85,611
Net cash used in operating activities	(281,772)	(3,168,858)

Cash Flows from Investing Activities:
Sales of marketable securities	-	936,330
Purchase of marketable securities	-	(713,622)
Acquisition of fixed assets	-	(35,431)
Net cash provided by (used in) investing activities	-	187,277

Cash Flows from Financing Activities:
Sale of common stock	-	925,000
Redemption of common stock	-	(136,827)
Proceeds from notes payable, related party	340,000	1,649,800
Payments on PPP loan	(3,342)	(3,723)
Payments on line of credit	(2,848)	(3,318)
Net cash provided by financing activities	333,810	2,430,932

Increase (decrease) in Cash	52,038	(550,649)

Cash at beginning of period	100,319	751,017

Cash at end of period	$152,357	$200,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$-	$200,700
Cash paid for income taxes	$976	$2,025

Non-cash investing and financing activities:
Common stock issued to satisfy accrued interest	$675,459	$-

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of September 30, 2024 and December 31, 2023, the Company does not have any assets and liabilities measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

The Company had cash of $152,357 and $100,319 as of September 30, 2024 and December 31, 2023, respectively. The Company invests excess cash in certificates of deposit, deposit accounts or treasury bills, all with maturities of less than three months. There were no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount in excess of FDIC limits at September 30, 2024 and December 31, 2023 was $0.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. As of September 30, 2024 there were three customers totaling 35.3% that exceeded 10% of accounts receivables, and at December 31, 2023, there were no customers that exceeded 10% of accounts receivables.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the three and nine months ended September 30, 2024 and 2023, there were no customers exceeding 10% of our revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for Computer Equipment and Furniture and Fixtures over 5 to 7 years and are recorded in General and Administrative expenses.

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. In December 2023, as a result of management’s actions to close the operations of its early-stage Vitality RX operations, goodwill was determined to be impaired and recorded a loss on impairment of goodwill of $815,500 for the year ended December 31, 2023. As of September 30, 2024 there is no remaining goodwill.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. Stock compensation expense for the nine months ended September 30, 2024, included stock option expense of $3,310,120 offset by a recovery of $2,557,488. Of the $2,557,488 in recovery, $15,282 was related to Restricted Stock Units (“RSUs”). Stock compensation expense for the nine months ended September 30, 2023, included stock option expense of $4,534,421 offset by a recovery of $1,250,508. Of the $1,250,508 in recovery, $389,111 was related to Restricted Stock Units (“RSUs”). For the three months ended September 30, 2024 and 2023, the Company recorded $986,347 and $682,452 in stock compensation expense, respectively. Of the $682,452 in expense for the three months ended September 30, 2023, $1,932,960 was gross expense, offset by $861,398 in recovery related to options and $389,110 in recovery related to RSUs.

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three and nine months ended September 30, 2024 and 2023, there were no advertising expenses.

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

	Nine months Ended September 30,
	2024	2023
Warrants	1,705,000	1,705,000
Stock options	7,261,250	1,075,000
Convertible notes payable	70,400,000	4,400,000
Preferred stock	406,664	406,664
Total	79,772,914	7,586,664

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

The Company entered into a lease agreement commencing on July 1, 2023 through September 30, 2026 for 2,153 square feet of office space located at One Dupont Street, Suite 112, Plainview, New York, 11803. On April 5, 2024 the Company entered into a Settlement and release agreement in the amount of $6,100, in addition to the Landlord retaining the security deposit of $5,250.

The Company has an equipment lease commencing on December 1, 2023 through December 1, 2026. The contract requires payments of $158 per month. Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded $71,632 and $90,618, respectively, in rent expense. During the three months ended September 30, 2024 and 2023, the Company recorded $23,721 and $28,892, respectively, in rent expense.

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

Right-of-use asset is summarized below:

	September 30,	December 31,
	2024	2023
Office lease	$371,832	$371,832
Equipment lease	3,773	5,676
Less: accumulated amortization	(193,001)	(153,192)
Right-of-use asset, net	$182,604	$224,316

Operating lease liability is summarized below:

	September 30,	December 31,
	2024	2023
Office lease	$189,157	$229,433
Equipment lease	4,301	5,676
Less: current portion	(62,524)	(59,765)
Long term portion	130,934	175,344

Maturity of the lease liability is as follows:

September 30,
2024
Fiscal year ending December 31, 2024	$21,580
Fiscal year ending December 31, 2025	71,323
Fiscal year ending December 31, 2026	73,223
Fiscal year ending December 31, 2027	49,677
215,803
Present value discount	(22,345)
Lease liability	$193,458

4. Going concern

The Company’s consolidated financial statements are prepared using the GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2024 and December 31, 2023, the Company had $152,357 and $100,319 in cash and $9,424,229 and $7,227,506 in working capital deficit at September 30, 2024 and December 31, 2023, respectively.  For the nine months ended September 30, 2024 and 2023, the Company had a net loss of $3,681,086 and $7,592,961 respectively. For the three months ended September 30, 2024 and 2023, the Company had a net loss of $1,806,532 and $1,778,119 respectively. Continued losses may adversely affect the liquidity of the Company in the future. At September 30, 2024 and December 31, 2023, the Company had accumulated deficits of $33,814,142 and $30,133,916, respectively.

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

On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction was subject to certain conditions as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024. The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

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

The Company has accounted for the transaction as follows:

December 7,
2022
Common stock consideration	$3,600,000
Reduced by cash paid to Painscript to cover liabilities	(100,000)
Net consideration	3,500,000
Net assets of Painscript on December 7, 2022	3,627,927
Loss on disposition of Painscript	$(127,927)

7. Notes receivable

Notes receivable consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Notes receivable	$-	$100,000

As mentioned above, the Company provided a loan in the aggregate principal amount of $200,000 to PainScript to cover employee liabilities and general working capital. During the year ended December 31, 2023, $100,000 of this loan was repaid.   On December 15, 2023, the loan was amended to have an interest rate of 20% per annuum, and the remaining balance of $100,000 at December 31, 2023 had a maturity date of $50,000 on March 31, 2024 and $50,000 by September 30, 2024. The loan was secured by a pledge of a majority of the voting capital stock of PainScript held by certain PainScript shareholders. The Company also contributed $100,000 to PainScript in order to cover outstanding liabilities. As of May 1, 2024, the full amount of the loan and interest have been paid in full.

8. Property, plant and equipment

Property, plant and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$19,880	$19,880
Computer equipment	43,784	43,784
	63,664	63,664
Less: Accumulated depreciation	(34,848)	(24,500)
Property, plant and equipment - net	$28,816	$39,164

Depreciation expense was $3,409 and $10,349 for the three and nine months ended September 30, 2024, respectively, and $7,774 and $11,276 for the three and nine months ended September, 30, 2023, respectively.

9. Line of credit

As of September 30, 2024 and December 31, 2023, the balance of the line of credit was $132,896 and $135,744, respectively. The Company has a line of credit with Chase Bank with a credit limit of $250,000, for which no additional borrowings are permitted. The line of credit has a variable interest rate equal to the sum of the prime rate plus 1.64%. During the nine months ended September 30, 2024, the Company repaid $2,848 towards the line of credit balance.

10. Notes payable, related party

As of September 30, 2024 and December 31, 2023, the balance of the notes payable, related party was $2,060,000 and $1,720,000, respectively. The notes are outlined in the following table:

	September 30,	December 31,
	2024	2023
Notes payable, related party
$340,000, issued, 12% coupon, due on demand	$340,000	$-
$1,720,000, issued, 12% coupon, due on demand	1,720,000	1,720,000
Total notes payable, related party	$2,060,000	$1,720,000

During the year ended December 31, 2023, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $1,720,000 (received in several tranches), with an interest rate of 12% per annum. This loan is subordinated to the Convertible Notes Payable (see Note 12).

During the nine months ended September 30, 2024, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $313,000, and $27,000 additional related party loans from RUA Diagnostics Inc. ($12,000) and O2 Capital Inc. ($15,000). All loans are interest bearing and are subordinated to the Convertible Notes Payable (see Note 12).

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

The Company was granted forgiveness of $126,546 on the original PPP loan. As a result, the Company recorded a gain on PPP forgiveness in the amount of $126,546 during the year ended December 31, 2020. The unforgiven portion of the PPP loan totaling $19,137 is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. As of September 30, 2024, the non-current portion is $0 and the current portion is $3,554.

In November 2021, the Company was granted forgiveness on the full $148,975 of the second advance under the PPP.

During the nine months ended September 30, 2024, the Company repaid $3,342 on the PPP loan.

12. Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of September 30, 2024 and December 31, 2023 was $4,400,000 and $3,915,732 respectively. As of September 30, 2024, the non-current portion is $0 and the current portion is $4,400,000.

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

Interest expense for the nine months ended September 30, 2024 and 2023 was $599,773 and $363,083, respectively. Interest expense for the three months ended September 30, 2024 and 2023 was $205,169 and $144,499, respectively. Amortization of debt discount for the nine months ended September 30, 2024 and 2023 was $484,268 and $864,454, respectively. Amortization of debt discount for the three months ended September 30, 2024 and 2023 was $0 and $291,318, respectively.

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

The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The difference between the reacquisition price of the debt in the amount of $4,861,674 and the carrying value of the original debt of $4,597,817 resulted in a loss on an extinguishment in the amount of $263,857 for the nine months ended September 30, 2024.

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

On September 10, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into the second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things, (i) Section 1(b) of the Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) November 11, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the list of Specified Events of Default (as defined in the Amendment) were amended and (iii) the Agent and the Purchasers waived and confirmed the terms of the Qualified Subsequent Financing (as defined in the Notes). In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction was subject to certain conditions as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024. The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

13. Equity

Sale of Securities

In August 2021, the Company commenced an offering of up to 2 million shares of the Company’s common stock at a price of $1 per share, and in June 2022 the Board authorized an increase of that offering to up to 5 million shares of the Company’s common stock at a price of $1 per share. The Company has sold 4,341,000 shares of its common stock through this offering.

During 2023, the Company raised $1,275,000, and during the nine months ended September 30, 2024 raised $0 pursuant to the above.

Increase of Authorized Shares

On August 26, 2024, Optimus Healthcare Services, Inc. (the “Company”) was informed that stockholders representing 52.2 % of the voting power of the Company’s outstanding capital stock (the “Majority Stockholders”) took action by Written Consent in Lieu of a Meeting to amend the Company’s articles of incorporation, as amended (the “Charter” and such amendment to the Charter, the “Charter Amendment”, such Action by Written Consent as approves and adopts the Charter Amendment the “Action”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock. The Action was approved by the Company’s board of directors on August 16, 2024. The Action will become effective upon the filing of a certificate of amendment to the Company’s Charter with the Secretary of State of the State of Florida. On September 19, 2024, the Company filed a certificate of amendment to the Company’s amended and restated articles of incorporation, as amended (the “Charter Amendment”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock.

Preferred Stock

Effective September 19, 2024, the Company has 100,000,001 (previously70,000,001) shares of Preferred Stock authorized with a par value of $.001.

Series A —The Company has 1,102 shares of Series A Preferred outstanding as of September 30, 2024 and December 31, 2023, respectively. The Series A Preferred has the following designations:

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

Series B — The Company has 8,105,724 shares of Series B Preferred outstanding as of September 30, 2024 and December 31, 2023. The Series B Preferred has the following designations:

●	Convertible at option of holder with unanimous Board of Directors’ approval.

●	Convertible such that one share of common stock shall be issuable for each twenty (20) shares of Series B Preferred Stock then outstanding.

●	Voting: The holders of this Series of Preferred are entitled to whole number of votes equal to the number of shares of common stock.

Series C — On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction is subject to certain will take place at such times and on such dates as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024.

The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

Each share of Preferred Stock shall have a stated value of $1,000 per share and shall be convertible into shares of the Company’s common stock at a conversion price of $0.07 per share, subject to adjustment (the “Conversion Price”). The Preferred Stock shall only be entitled to receive dividends on an as converted basis to the extend dividends are paid on shares of common stock, shall have no voting rights, subject to certain exceptions and shall have a liquidation preference only subordinated to the rights of the securities to be issued to the senior creditor upon a Qualified Subsequent Financing (as defined therein). The Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $0.075. The Investor may exercise the Warrants on a cashless basis at any time after issuance. In the event the Investor exercises the Warrants on a cashless basis, then the Company will not receive any proceeds.

The Conversion Price of the Preferred Stock and the Exercise Price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company for a period of one year from the time the securities are registered, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Investor has contractually agreed to restrict their ability to exercise the Warrants and convert the Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Subject to any limitations set forth in any registration rights granted to the Company’s senior secured creditors, including any registration rights granted to such creditors upon conversion of their indebtedness into a different class of preferred stock after the Execution Date, the securities to be sold to the Investor shall have piggyback registration rights, subject to certain exceptions.

Upon closing of the transactions contemplated by the Agreement, all indebtedness of the Company held by affiliates of Arena Investors, LP (the “Senior Creditor”) shall automatically convert into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Senior Creditor, provided the conversion price shall be $0.625 and the class shall be senior in preference to the Preferred Stock. In addition, upon closing, all indebtedness of the Company held by KORR Acquisition Group, Inc. shall automatically convert into the Preferred Stock sold to the Investor.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

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

During the nine months ended September 30, 2024, the Company granted 5,155,000 options with a weighted average exercise price of $0.25.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the nine months ended September 30, 2024 is as follows:

Stock Price	$0.25
Exercise Price	$0.25
Dividend yield	0%
Expected volatility	267.97%
Risk-Free interest rate	3.89%
Expected life (in years)	5.70

Stock option activity for the nine months ended September 30, 2024 is summarized as follows:

			Weighted
		Weighted	Average
	Shares	Average Exercise Price	Remaining Term
Options outstanding January 1, 2024	9,882,500	$1.43	8.91 Years
Options granted	5,155,000	$0.25	10 Years
Options exercised	-	-	-
Options cancelled	(3,062,500)	$1.64	-
Options outstanding at September 30, 2024	11,975,000	$0.87	8.99 Years
Options exercisable at September 30, 2024	7,261,250	$0.77	9.25 Years

During the nine months ended September 30, 2024, the Company incurred stock-based compensation expense of $3,310,120, which was offset by a reversal of $2,542,206 due to previously recorded stock option compensation reversed for stock cancellation that did not yet vest. During the nine months ended September 30, 2023, the Company recorded $4,063,020 in stock-based compensation expense, which was offset by a reversal of $861,398 due to previously recorded stock option compensation reversed for stock cancellation that did not yet vest. During the three months ended September 30, 2024, the Company incurred stock-based compensation expense of $986,348. During the three months ended September 30, 2023, the Company recorded $1,928,539 in stock-based compensation expense, which was offset by a reversal of $861,398 due to previously recorded stock option compensation reversed for stock cancellation that did not yet vest. At September 30, 2024, there was $2,435,707 in unrecognized costs related to the stock options granted. As of September 30, 2024, the options outstanding and exercisable have no intrinsic value.

Restricted Stock Units

 Restricted stock unit (“RSU”) activity is summarized as follows:

Shares
RSUs outstanding at December 31, 2023	65,000
RSUs granted	-
RSUs released	-
RSUs forfeited	(65,000)
RSUs outstanding at September 30, 2024	0

The RSUs vest 25% on each of the first four annual anniversaries subject to certain performance criteria. However, if the performance criteria is not met, the RSUs vest at the earlier of: (a) a Qualifying Transaction, or (b) the fifth (5th) anniversary of the Vesting Commencement Date.

During the nine months ended September 30, 2024, the remaining 65,000 RSUs were forfeited resulting in an expense recovery for the nine months ended September 30, 2024 in the amount of $15,282. During the nine months ended September 30, 2024 and 2023, the Company recorded $0 and $10,860 in expense related to the RSUs, respectively. Of the $10,860 in expense for the nine months ended September 30, 2023, $399,971 was gross expense, offset by $389,111 in recovery. During the three months ended September 30, 2024 and 2023, the Company recorded $0 and ($384,690) in expense related to the RSUs, respectively. Of the ($384,690) in expense for the three months ended September 30, 2023, $4,421 was gross expense, offset by $389,111 in recovery.

Warrants

Warrant activity is summarized as follows:

			Weighted
		Weighted	Average
	Shares	Average Exercise Price	Remaining Term
Warrants outstanding January 1, 2024	1,705,000	$1.25	3.34 Years
Issued	-
Exercised	-		-
Expired	-		-
Warrants outstanding at September 30, 2024	1,705,000	$0.01	2.58 Years
Warrants exercisable at September 30, 2024	1,705,000	$0.01	2.58 Years

Effective March 8, 2024, the warrants exercise prices were amended to $.01 per warrant. See footnote 12.

14. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. If the Company becomes aware of potential litigation, it will evaluate the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company will evaluate its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it will establish the necessary accruals. As of September 30, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

15. Subsequent events

During the quarter ended December 31, 2024, the Company issued an additional 2,112,000 shares of its common stock for the payment of the interest accrued on the Arena Notes for the period ended September 30, 2024.

On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction was subject to certain conditions as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024. The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

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

On August 26, 2024, Optimus Healthcare Services, Inc. (the “Company”) was informed that stockholders representing 52.2 % of the voting power of the Company’s outstanding capital stock (the “Majority Stockholders”) took action by Written Consent in Lieu of a Meeting to amend the Company’s articles of incorporation, as amended (the “Charter” and such amendment to the Charter, the “Charter Amendment”, such Action by Written Consent as approves and adopts the Charter Amendment the “Action”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock. The Action was approved by the Company’s board of directors on August 16, 2024. The Action will become effective upon the filing of a certificate of amendment to the Company’s Charter with the Secretary of State of the State of Florida. On September 19, 2024, the Company filed a certificate of amendment to the Company’s amended and restated articles of incorporation, as amended (the “Charter Amendment”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock.

On September 10, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into the second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things, (i) Section 1(b) of the Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) November 11, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the list of Specified Events of Default (as defined in the Amendment) were amended and (iii) the Agent and the Purchasers waived and confirmed the terms of the Qualified Subsequent Financing (as defined in the Notes). In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction was subject to certain conditions as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024.

Each share of Preferred Stock shall have a stated value of $1,000 per share and shall be convertible into shares of the Company’s common stock at a conversion price of $0.07 per share, subject to adjustment (the “Conversion Price”). The Preferred Stock shall only be entitled to receive dividends on an as converted basis to the extend dividends are paid on shares of common stock, shall have no voting rights, subject to certain exceptions and shall have a liquidation preference only subordinated to the rights of the securities to be issued to the senior creditor upon a Qualified Subsequent Financing (as defined therein). The Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $0.075. The Investor may exercise the Warrants on a cashless basis at any time after issuance. In the event the Investor exercises the Warrants on a cashless basis, then the Company will not receive any proceeds.

The Conversion Price of the Preferred Stock and the Exercise Price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company for a period of one year from the time the securities are registered, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Investor has contractually agreed to restrict their ability to exercise the Warrants and convert the Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Subject to any limitations set forth in any registration rights granted to the Company’s senior secured creditors, including any registration rights granted to such creditors upon conversion of their indebtedness into a different class of preferred stock after the Execution Date, the securities to be sold to the Investor shall have piggyback registration rights, subject to certain exceptions.

Upon closing of the transactions contemplated by the Agreement, all indebtedness of the Company held by affiliates of Arena Investors, LP (the “Senior Creditor”) shall automatically convert into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Senior Creditor, provided the conversion price shall be $0.625 and the class shall be senior in preference to the Preferred Stock. In addition, upon closing, all indebtedness of the Company held by KORR Acquisition Group, Inc. shall automatically convert into the Preferred Stock sold to the Investor.

The closing of the above transaction was to be paid no later than November 11, 2024. The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

OPTIMUS HEALTHCARE SERVICES, INC.

(FORMERLY BETWEEN DANDELIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenue	$384,763	$453,717	$1,368,531	$1,047,773

Cost of sales	74,061	79,750	194,304	218,932

Gross profit	310,702	373,967	1,174,227	828,841

Operating expenses:
Stock based compensation	986,347	682,452	752,632	3,283,913
Personnel expenses	424,856	448,836	1,333,890	2,179,288
General and administrative expenses	447,926	472,544	1,235,033	1,499,633
Professional fees	53,003	116,437	191,027	319,916
Total operating expenses	1,912,132	1,720,269	3,512,582	7,282,750

Loss from operations	(1,601,430)	(1,346,302)	(2,338,355)	(6,453,909)

Other income (expense):
Amortization of debt discount	-	(291,318)	(484,268)	(864,454)
Interest expense	(205,169)	(144,499)	(599,773)	(363,083)
Loss on extinguishment of debt	-	-	(263,857)	-
Net gain from investments	-	-	-	78,510
Interest income	67	4,000	6,143	12,000
Total other income (expense)	(205,102)	(431,817)	(1,341,755)	(1,137,027)

Loss before income tax benefit (expense)	(1,806,532)	(1,778,119)	(3,680,110)	(7,590,936)

Income tax benefit (expense)	-	-	(976)	(2,025)

Net loss	$(1,806,532)	$(1,778,119)	$(3,681,086)	$(7,592,961)

Results of Operations

Comparison of the Quarter Ended September 30, 2024 and 2023

Net Revenues

Net Revenues were $384,763 for the quarter ended September 30, 2024 and $453,717 for the quarter ended September 30, 2023, a decrease of $68,954. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The decrease in revenues were primarily the result of less trials added during the quarter ended September 30, 2024 and timing of services provided.

Cost of Sales

Cost of Sales were $74,061 for the quarter ended September 30, 2024 and $79,750 for the quarter ended September 30, 2023, a decrease of $5,689. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $310,702 for the quarter ended September 30, 2024 and $373,967 for the quarter ended September 30, 2023, an decrease of $63,265. The decrease in gross profit was a result of decreased sales in 2024 of $68,954, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was $986,347 for the quarter ended September 30, 2024 and $682,452 for the quarter ended September 30, 2023, an increase of $303,895. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The increase was due primarily to terminated stock options and RSU’s subsequent to June 30, 2023, as well as new issuances during the quarter ended September 30, 2024.

Personnel Expenses

Personnel expenses were $424,856 for the quarter ended September 30, 2024 and $448,836 for the quarter ended September 30, 2023, a decrease of $23,980. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction in his related salary and bonus, as well as other personnel reductions.

General and Administrative Expenses

General and administrative expenses were $447,926 for the quarter ended September 30, 2024 and $472,544 for the quarter ended September 30, 2023, a decrease of $24,618. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased payroll and payroll related costs due to the discontinuance of its Vitality Rx early-stage pharmacy for which the operations were discontinued in December 2023, offset in part by $100,000 expense related to an amendment of its loan agreements in September 2024.

Professional Fees

Professional Fees were $53,003 for the quarter ended September 30, 2024 and $116,437 for the quarter ended September 30, 2023, a decrease of $63,434. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements. The decrease in professional fees is the result of reduced legal expenses due to less corporate actions.

Loss from Operations

The Company had a loss from operations of $1,601,430 for the quarter ended September 30, 2024 and $1,346,302 for the quarter ended September 30, 2023, an increased loss of $255,128 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $0 for the quarter ended September 30, 2024 and $291,318 for the quarter ended September 30, 2023 as a result of the debt discount being fully amortized at June 30, 2024 as a result of the amendment of its loan agreements.

Interest Expense

Interest expense was $205,169 for the quarter ended September 30, 2024 and $144,499 for the quarter ended September 30, 2023, an increase of $60,670. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of higher interest rates on its convertible debt of $4.4 million (12% as compared to 9% in prior year quarter), as well as additional debt of $2.060 million as compared to $1.720 million in the prior year quarter, and the resultant interest expense.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the quarter ended September 30, 2024 and September 30, 2023, the result of the Company closing its investing account in April 2023.

Interest Income

Interest income was $67 for the quarter ended September 30, 2024 and $4,000 for the quarter ended September 30, 2023, a decrease of $3,933. Interest income consisted primarily of interest on a short-term loan receivable which has been paid in full on May 1, 2024.

Income Taxes

The income tax expense was $0 for the quarter ended September 30, 2024 and September 30, 2023. Since 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $1,806,532 for the quarter ended September 30, 2024 and $1,778,119 for the quarter ended September 30, 2023, an increased loss of $28,413.

Comparison of the Nine months Ended September 30, 2024 and 2023

Net Revenues

Net Revenues were $1,368,531 for the nine months ended September 30, 2024 and $1,047,773 for the nine months ended September 30, 2023, an increase of $320,758. Revenues consist primarily of services to pharmaceutical companies for the execution of oncology clinical trials. The increase in revenues were primarily the result of adding new trials and timing of services provided.

Cost of Sales

Cost of Sales were $194,304 for the nine months ended September 30, 2024 and $218,932 for the nine months ended September 30, 2023, a decrease of $24,628. Cost of Sales consist primarily of outside physician services. The decrease in cost of sales was a result of the mix of revenue and related costs.

Gross Profit

Gross profit was $1,174,227 for the nine months ended September 30, 2024 and $828,841 for the nine months ended September 30, 2023, an increase of $345,386. The increase in gross profit was a result of increased sales in 2024 of $320,758, as well as the revenue mix.

Stock-Based Compensation

Stock based compensation was $752,632 for the nine months ended September 30, 2024 and $3,283,913 for the nine months ended September 30, 2023, a decrease of $2,531,281. Stock based compensation consists of stock options and RSU’s issued to employees and consultants. The decrease was due primarily to terminated stock options and RSU’s during the first nine months of 2024 resulting in a recovery of $2,557,488.

Personnel Expenses

Personnel expenses were $1,333,890 for the nine months ended September 30, 2024 and $2,179,288 for the nine months ended September 30, 2023, a decrease of $845,398. Personnel expenses consist primarily of executive employment agreements, and employee salaries and bonuses and payroll taxes related. The decrease was primarily related to the termination of its former CEO in July 2023 and the reduction in his related salary and bonus, as well as other personnel reductions.

General and Administrative Expenses

General and administrative expenses were $1,235,033 for the nine months ended September 30, 2024 and $1,499,633 for the nine months ended September 30, 2023, a decrease of $264,600. General and administrative expenses consist primarily of insurance, rent, study expenses and other corporate expenses to generally support the current and future anticipated operations. The decrease was primarily the result of decreased payroll and payroll related costs due to the discontinuance of its Vitality Rx early-stage pharmacy for which the operations were discontinued in December 2023, offset in part by a $200,000 expense related to the June 2024 and September 2024 amendments, $100,000 each, of its loan agreements.

Professional Fees

Professional Fees were $191,027 for the nine months ended September 30, 2024 and $319,916 for the nine months ended September 30, 2023, a decrease of $128,889. Professional Fees consist primarily of legal and accounting fees related to services performed by outside vendors supporting the Company’s filing requirements with the Securities and Exchange Commission related to its quarterly Form 10-Q, annual Form 10-K, registration statements and other reporting and filing requirements. Commencing in the second quarter of 2023 a portion of these services are now provided internally.

Loss from Operations

The Company had a loss from operations of $2,338,355 for the nine months ended September 30, 2024 and $6,453,909 for the nine months ended September 30, 2023, a decrease of $4,115,554 as a result of the foregoing factors.

Amortization of Debt Discount

Amortization of Debt Discount was $484,268 for the nine months ended September 30, 2024 and $864,454 for the nine months ended September 30, 2023 as a result of the debt discount being fully amortized at June 30, 2024 as a result of the amendment of its loan agreements.

Interest Expense

Interest expense was $599,773 for the nine months ended September 30, 2024 and $363,083 for the nine months ended September 30, 2023, an increase of $236,690. Interest expense consists primarily of interest on convertible debt and its demand note. The increase was a result of higher interest rates on its convertible debt of $4.4 million (12% as compared to 9% in prior year period), as well as additional debt of $2.060 million as compared to $1.720 million in the prior year period, and the resultant interest expense.

Loss on extinguishment of debt

As a result of the amendment to the Company’s convertible debt, it recorded a loss on extinguishment of debt in the amount of $263,857 for the nine months ended September 30, 2024 as compared to none in the nine months ended September 30, 2023.

Net Gain (loss) from Investments

Net gain (loss) from investments was $0 for the nine months ended September 30, 2024 and $78,510 for the nine months ended September 30, 2023, a decrease of $78,510 due to no investing activities during the nine months ended September 30, 2024, the result of the Company closing its investing account in April 2023. Net gain from investments consists of realized and unrealized gains from marketable securities purchased. For the nine months ended September 30, 2023, the net loss from investments consisted of $161,269 in unrealized gains and $82,759 of realized losses.

Interest Income

Interest income was $6,143 for the nine months ended September 30, 2024 and $12,000 for the nine months ended September 30, 2023, a decrease of $5,857. Interest income consisted primarily of interest on a short-term loan receivable which has been paid in full on May 1, 2024.

Income Taxes

The income tax expense was $976 for the nine months ended September 30, 2024 and $2,025 for the nine months ended September 30, 2023. Since 2022, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including its cumulative operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net Loss

As a result of the foregoing factors, net loss was $3,681,086 for the nine months ended September 30, 2024 and $7,592,961 for the nine months ended September 30, 2023, a decreased loss of $3,911,875.

Liquidity and Capital Resources

The Company’s current operations have been focused on business planning and raising capital. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. In May 2021, the Company issued approximately $2.2 million aggregate principal amount of convertible notes and in June 2022, the Company issued an additional $2.2 million aggregate principal amount of convertible notes on the same terms as the Notes issued in May 2021. Any outstanding amounts of these convertible notes mature on May 25, 2024 and June 7, 2024, respectively. Under the terms of the first and second amended to the Forbearance Agreement, the due date of both these notes are extended until November 11, 2024. During the nine months ended September 30, 2024, the Company received a related party loan from KORR Acquisitions Group, Inc. in the total amount of $313,000, and $27,000 additional related party loans from RUA Diagnostics Inc. ($12,000) and O2 Capital Inc. ($15,000). All loans are interest bearing and are subordinated to the Convertible Notes Payable (see Note 12).

Substantial additional financing will continue to be needed by the Company to fund its operations and to commercially develop its services. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private offerings of Common Stock, public offerings of equity and/or debt securities, payments from potential strategic research and development and licensing and/or marketing arrangements. Management believes that these ongoing and planned financing endeavors, if successful, may provide adequate financial resources to continue as a going concern for at least the next twelve months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected, which could include curtailing, halting or selling its operations.

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

On August 26, 2024, Optimus Healthcare Services, Inc. (the “Company”) was informed that stockholders representing 52.2 % of the voting power of the Company’s outstanding capital stock (the “Majority Stockholders”) took action by Written Consent in Lieu of a Meeting to amend the Company’s articles of incorporation, as amended (the “Charter” and such amendment to the Charter, the “Charter Amendment”, such Action by Written Consent as approves and adopts the Charter Amendment the “Action”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock. The Action was approved by the Company’s board of directors on August 16, 2024. The Action will become effective upon the filing of a certificate of amendment to the Company’s Charter with the Secretary of State of the State of Florida. On September 19, 2024, the Company filed a certificate of amendment to the Company’s amended and restated articles of incorporation, as amended (the “Charter Amendment”) to increase the number of shares of capital stock authorized for issuance to one billion one hundred million and one (1,100,000,001) shares, consisting of one billion (1,000,000,000) shares of common stock and one hundred million and one (100,000,001) shares of preferred stock.

On September 10, 2024 (the “Effective Date”), Optimus Healthcare Services, Inc. (the “Company”) entered into the second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”), pursuant to which, among other things, (i) Section 1(b) of the Forbearance Agreement was amended such that the Agent and the Purchasers agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default (as defined in the Amendment) under the Notes until that date which is the earliest to occur of: (a) November 11, 2024; (b) the date on which any event of default under the Notes (other than the Specified Events of Default) occurs; and (c) the date on which the Company or any of its subsidiaries fails to comply with any term set forth in the Forbearance Agreement; (ii) the list of Specified Events of Default (as defined in the Amendment) were amended and (iii) the Agent and the Purchasers waived and confirmed the terms of the Qualified Subsequent Financing (as defined in the Notes). In connection with the Amendment, the Company agreed to issue to the Purchasers such number of shares of a to-be-created class of preferred stock having a stated value equal to $100,000 in the same class and on the same terms and conditions as the preferred stock to be issued to such Purchasers upon consummation of a Qualified Subsequent Financing (as defined in the Notes). The securities to be issued and sold in this transaction will not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Purchasers are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

On September 17, 2024, the Company entered into a subscription agreement with an accredited investor to issue and sell up to 2,000 shares of the Company’s series C convertible preferred stock for aggregate gross proceeds of $2,000,000. In connection with Agreement, the Company also agreed to issue the Investor warrants to purchase up to 36,572,000 shares of the Company’s common stock. The closing of the transaction was subject to certain conditions as mutually agreed upon between the parties, provided the purchase price will be paid no later than November 11, 2024.

Each share of Preferred Stock shall have a stated value of $1,000 per share and shall be convertible into shares of the Company’s common stock at a conversion price of $0.07 per share, subject to adjustment (the “Conversion Price”). The Preferred Stock shall only be entitled to receive dividends on an as converted basis to the extend dividends are paid on shares of common stock, shall have no voting rights, subject to certain exceptions and shall have a liquidation preference only subordinated to the rights of the securities to be issued to the senior creditor upon a Qualified Subsequent Financing (as defined therein). The Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $0.075. The Investor may exercise the Warrants on a cashless basis at any time after issuance. In the event the Investor exercises the Warrants on a cashless basis, then the Company will not receive any proceeds.

The Conversion Price of the Preferred Stock and the Exercise Price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company for a period of one year from the time the securities are registered, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Investor has contractually agreed to restrict their ability to exercise the Warrants and convert the Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Subject to any limitations set forth in any registration rights granted to the Company’s senior secured creditors, including any registration rights granted to such creditors upon conversion of their indebtedness into a different class of preferred stock after the Execution Date, the securities to be sold to the Investor shall have piggyback registration rights, subject to certain exceptions.

Upon closing of the transactions contemplated by the Agreement, all indebtedness of the Company held by affiliates of Arena Investors, LP (the “Senior Creditor”) shall automatically convert into shares of a class of the Company’s, yet-to-be-issued senior convertible preferred stock, in a form reasonably acceptable to the Senior Creditor, provided the conversion price shall be $0.625 and the class shall be senior in preference to the Preferred Stock. In addition, upon closing, all indebtedness of the Company held by KORR Acquisition Group, Inc. shall automatically convert into the Preferred Stock sold to the Investor.

The closing of the above transaction was to be paid no later than November 11, 2024. The Company has not received the proceeds under this subscription agreement by November 11, 2024 and as such is in default of its second amendment to the forbearance agreement (the “Amendment”) by and among the Company and Arena Investors, LP, as agent (“Agent”) for the purchasers of the Company’s senior secured convertible notes (collectively, the “Purchasers”) issued in May 2021 (the “May 2021 Notes”) and June 2022 (the “June 2022 Notes” and collectively with the May 2021 Notes, the “Notes”) (see Note 12). The Company will not have sufficient funds to operate its business, and as such is in process of taking legal action against the accredited investor, as well as seeking other alternatives to raise cash in the interim, including a potential sale of its business or potentially curtailing or ceasing operations.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

The independent auditors’ report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $33,814,142 as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2024 and December 31, 2023, we had cash of $152,357 and $100,319, respectively. Our working capital (deficit) at September 30, 2024 was ($9,424,229). We will, however, in the future require additional cash resources to fund operating losses, due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

During the nine months ended September 30, 2024, we had net cash flow used in operating activities of $281,772. The cash flow used in operating activities resulted primarily from the net loss and noncash stock based compensation for the period, as partially offset by amortization of debt discounts, increases in accounts payable and accrued liabilities and a decrease in accounts and notes receivable.

We had no net cash flow provided by investing activities as we had closed our investing account in April 2023 and also had no purchases of fixed assets.

We had net cash flow provided by financing activities of $333,810 for the nine months ended September 30, 2024. The cash provided by financing activities was primarily the result of proceeds from bridge loans in the amount of $340,000.

As a result of the foregoing, the Company had a net increase in cash of $52,038 during the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2024, there were no sales of the Company’s shares of common stock.

On November 13, 2024, the Company received $150,000 governed by a subscription agreement under the same prorata terms as noted in the above $2 million subscription agreement. The Company entered into this subscription agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell 150 shares of the Company’s series C convertible preferred stock (the “Preferred Stock”) for aggregate gross proceeds of $150,000. In connection with the Agreement, the Company also agreed to issue the Investor warrants (the “Warrants”) to purchase 2,742,900 shares of the Company’s common stock. No assurance can be provided that the Company will be able to refinance, restructure or repay our indebtedness or to continue as a going concern.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the nine months ended September 30, 2024, the Company received related party bridge loans from KORR Acquisitions Group, Inc. in the total amount of $313,000, and $27,000 additional related party loans from RUA Diagnostics Inc. ($12,000) and O2 Capital Inc. ($15,000), in addition to prior loans from KORR Acquisitions Group, Inc. in the amount of $1,720,000. These loans are subordinated to and subject to the terms of the Senior Note Holder.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated September 19, 2024 (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 26, 2024 and incorporated herein by reference).
10.1	Subscription Agreement, dated September 17, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 23, 2024 and incorporated herein by reference).
10.2	Second Amendment to Forbearance Agreement, dated September 10, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 13, 2024 and incorporated herein by reference).
10.3*	Subscription Agreement, dated November 13, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith
***	Certain personable identifiable information has been omitted pursuant to Item 601 (a) (6) of Regulation S-K. The Company hereby agrees to furnish the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUS HEALTHCARE SERVICES, INC.

Date: November 21, 2024	By:	/s/ Cliff Saffron
Cliff Saffron Interim Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2024	By:	/s/ Thomas McNeill
Thomas McNeill Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)